Form 10-K
period 1994-01-02
EKCO GROUP INC /DE/
filed 1994-03-31
CIK 18827

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                   ---------

(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1994

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. 1-7484

                                EKCO GROUP, INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

             DELAWARE                              11-2167167
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

            98 SPIT BROOK ROAD
          NASHUA, NEW HAMPSHIRE                       03062
(Address of principal executive offices)            (Zip Code)

                            ------------------------
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 888-1212

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             Name of each exchange
          Title of each class                on which registered
    Common Stock, $.01 par value            New York Stock Exchange
    Preferred Share Purchase Rights         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $128 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 21, 1994.

     As of March 21, 1994, there were issued and outstanding 17,848,317 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1994: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 17, 1994: Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     Part I
                                     ------

Item 1.  BUSINESS
- -------  --------

         Ekco Group, Inc. (the "Company") is a leading United States manufacturer and marketer of broad lines of branded houseware products for everyday home use. The Company is the leading United States supplier of metal bakeware, kitchen tools and gadgets and non-poisonous and low-toxic pest control products and is also a leading United States supplier of plastic storage products (including crates, containers, baskets and office organizers), small animal care and control products, and brushes, brooms and mops. The Company broadly markets its products, primarily in the United States and Canada, through mass merchandise stores, including Wal-Mart and Kmart (the Company's largest customers), supermarkets, hardware stores, drug stores, specialty stores, home and agricultural centers and other retail outlets. As used herein, unless the context requires otherwise, the "Company" and the "registrant" refer to Ekco Group, Inc. and its subsidiaries.

         The Company's current business was established in 1987 through the purchase of Ekco Housewares, Inc. and subsequently through five additional acquisitions of leading consumer product businesses and product lines. The following table lists the principal businesses and products which the Company has acquired since 1987:

         Date                     Business or Products
         ----                     --------------------
         October 1987             Ekco Housewares, Inc. (bakeware and kitchen
                                  tools and gadgets)

         January 1989             Woodstream Corporation (non-poisonous and low-
                                  toxic pest control products)

         December 1989            Non-poisonous pest control product line of
                                  McGill Metal Products Company

         December 1991            Animal care product line of Beacon Industries,
                                  Inc.

         January 1992             Frem Corporation (molded plastic houseware and
                                  office products)

         April 1993               Kellogg Brush Manufacturing Co. (brushes, brooms
                                  and mops)

         The Company's strategy is to continue pursuing acquisitions, internal expansion and operating improvements. Management believes that there continues to be significant acquisition opportunities due, among other things, to the large number of companies in the consumer product and houseware industries that are facing increased pressures from retailers to provide greater levels of service and support. The Company intends to use available funds, borrowed funds and proceeds from the issuance of additional debt or equity securities to make acquisitions, to provide working capital and for general corporate purposes to the extent permitted by the terms of its various
________________________________________________________________________________

Ekco(R), Baker's Secret(R), Victor(R), Havahart(R), Beacon(R) and Frem Better by Design(R) are registered trademarks of subsidiaries of the registrant. Best Results Professional(TM), Baker's Secret Pro(TM), Frem(TM), Woodstream(TM), Buddy Box(TM) and Captain Hook(TM) are trademarks of subsidiaries of the registrant.

financing agreements or consented to by its lenders. There can be no assurance, however, that capital to finance acquisitions will be available or the terms with respect thereto, or that the Company will be able to complete strategic acquisitions on a profitable basis in the future.

Recent Developments
- -------------------

         RESTRUCTURING - During the fourth quarter of the fiscal year ended January 2, 1994 ("Fiscal 1993"), the Company began implementing a restructuring of its operations aimed at lowering the Company's cost base and improving productivity. See Note 17 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the foregoing restructuring.

         KELLOGG ACQUISITION - On April 1, 1993, the Company acquired Kellogg Brush Manufacturing Co. and its wholly-owned subsidiaries, Wright-Bernet, Inc. and Cleaning Specialty Company (collectively, "Kellogg"). Kellogg primarily manufactures and markets brushes, brooms and mops which are sold in mass merchandise, discount, grocery and hardware stores throughout the United States and Canada. See Note 2 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the foregoing acquisition.

         BANK CREDIT COMMITMENT - The Company has received a commitment for a $40 million bank credit facility consisting of a $35 million bank credit line and a $5 million standby letter of credit facility. See Note 6 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the foregoing bank credit commitment.

Products
- --------

         BAKEWARE. The Company manufactures and markets a broad line of metal bakeware, including non-stick coated bakeware marketed under the Baker's Secret and Baker's Secret Pro trademarks and uncoated bakeware marketed under the Ekco trademark. The Company believes it is the leading supplier of metal bakeware in the United States, based on trade association reports and the reports of an independent national service providing sales and market share data from supermarkets and mass merchandisers. The Company's bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar items.

         Bakeware products are distributed primarily through mass merchandisers, supermarkets, discount drug chains and hardware stores. The Company emphasizes value, quality, functionality, and, in the case of coated products, ease of cleaning and release. These product features have contributed to the Company's leading market share in bakeware.
Company-sponsored research indicates a 90% consumer awareness level of the Ekco and Baker's Secret brands.

         The Company regularly develops new products to take advantage of its high consumer brand recognition and broad retail distribution. In 1993, the Company redesigned its products marketed under the Baker's Secret trademark with new shapes and sizes, including two sizes of broiling and baking pans with racks and meat loaf pans, and also introduced cookie sheets and baking pans marketed under the Baker's Secret Pro trademark.

         In January 1994, the Company announced its national corporate sponsorship of "The Frugal Gourmet Cooks Italian II" program series on Public Broadcasting Services which will be televised beginning in September 1994. Certain of the Company's bakeware products will contain a likeness of Jeff

Smith, the host of "The Frugal Gourmet," along with a statement that the Company is the sole corporate sponsor of these programs.

         KITCHEN TOOLS AND GADGETS.   The Company manufactures, purchases from
domestic and foreign sources and markets kitchen tools and gadgets under the Ekco and Best Results Professional trademarks. Based upon management's experience in the markets in which it has marketed products over a period of years, the Company believes it is the leading supplier of kitchen tools and gadgets in the United States. The Company markets more than 800 products in its kitchen tools and gadgets line, including multiple colors of the same item and various packaging combinations. Kitchen tools include metal, plastic and wooden spoons, spatulas, serving forks, ladles and other cooking accessories. Gadgets include peelers, corkscrews, whisks, can openers, bottle openers, and similar items. The Company also markets stainless steel and carbon steel cutlery and stainless steel flatware, mixing bowls and colanders.


         Kitchen tools and gadgets are distributed primarily through grocery stores and mass merchandisers, as well as hardware, drug, and specialty stores. The Company's broad product lines, brand name recognition, quality, and service have enabled it to obtain what management believes is the leading market position in these products.

        The Company frequently updates its kitchen tool and gadget line and introduces new items. In 1993, the Company implemented its J-Hook merchandising program, which provides a total store plan for retailers to add up to 300 product offerings, including kitchen tools and gadgets and a number of non-kitchen tools and gadgets items.

         MOLDED PLASTIC PRODUCTS. The Company manufactures and markets injection molded plastic housewares, office and juvenile products sold under the Frem and Frem Better by Design trademarks. The Company's housewares products include storage crates, laundry baskets, organizers, and recycling containers. Office products include drawer systems, storage boxes, desk-top organizers and file caddies. Juvenile products include two-pocket trays, toy carts, drawer systems, and Buddy Box carry-all boxes. The Company emphasizes functionality, as well as fashion and color.

        Frem brand products are distributed through mass merchandisers, as well as large specialty retailers, such as office supply stores, drug stores and warehouse clubs. The Company currently offers over 70 Frem products in more than 15 colors and also provides distinctive color lines to certain retailers. Frem develops new products internally and works interactively with retailers on design concepts. In 1993, the Company introduced a "Euro-design" series of baskets, waste containers and buckets, supplemented its juvenile products with Buddy Box carry-all boxes and audio trays, and supplemented its office products with a vertical reference file and stacking in-out and sorting trays. In January 1994, the Company introduced a juvenile activity desk. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes it is a leading manufacturer of plastic housewares and office products.

         BRUSHES, BROOMS AND MOP. In April 1993, the Company acquired Kellogg, which manufactures and markets a broad line of brushes, brooms and mops. Kellogg's products include household cleaning brushes, brooms and mops marketed under the Kellogg brand name, indoor and outdoor specialty cleaning brushes marketed under the Wright-Bernet brand name and a full line of janitorial cleaning implements (brushes and mops) marketed under the Cleaning Specialty brand name.

         Each Kellogg company markets into distinct retail channels, thereby covering most, if not all, of the market for brushes, brooms and mops. Kellogg brand products are marketed to mass merchandisers, such as Wal-Mart and Kmart, and supermarkets; Wright- Bernet products are marketed to specialty hardware retailers such as Home Depot, ServiStar and Lowe's Home Centers; and Cleaning Specialty products are marketed to janitorial supply and professional cleaning companies. In 1993, Kellogg introduced an "easy action" dustpan and a "flo-thru" all purpose brush, both with telescoping handles, along with a "jumbo" Captain Hook angled hang-up broom and dust pan which snaps onto the broom handle. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes that Kellogg is a leading manufacturer of smallware products (primarily consisting of brushes for household, kitchen and personal use and other specialty brushes).

         NON-POISONOUS AND LOW-TOXIC PEST CONTROL AND SMALL ANIMAL CARE AND CONTROL PRODUCTS. The Company manufactures and markets non-poisonous and low-toxic pest control products under the Victor and Havahart trademarks and small animal care and control products under the Havahart and Beacon trademarks. The Company's products include spring-action rodent traps and glue-based rodent and insect traps marketed under the Victor trademark, as well as live animal cage traps marketed under the Havahart trademark which are used to control garden pests and other nuisance animals, such as raccoons.

        The Company's pest control and animal care products are marketed to mass merchandisers, hardware stores, drug and variety stores, farm stores, agricultural centers, home centers and professional pest control companies. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes it is the leading supplier of rodent traps and live animal cage traps in the United States. In 1993, the Company introduced a "no-see, no-touch" mouse trap, added low-toxic roach control powder to its pest control products, and introduced a number of point-of-sale merchandising displays.

Marketing
- ---------

        The Company markets its product lines directly through its own sales force to major retail stores and through distributors and manufacturer representatives. Products are primarily purchased from the Company by businesses located in the United States and Canada, including mass merchandising stores, supermarkets, hardware stores, drug and variety stores, office "superstores" and other retail outlets and by wholesalers who resell to such retailers. The Company's products are marketed outside the United States and Canada through distributors and agents who provide marketing support to grocery stores, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company. No customer accounted for more than 10% of net revenue for Fiscal 1993.

Competition
- -----------

         The Company competes with a significant number of companies, some of which are larger and have significantly greater resources than the Company.
The primary competitive factors in selling the Company's products to consumers are brand name recognition, value, quality and availability at retail. Primary competitive factors with respect to selling such products to retailers are brand reputation, breadth of product line, retailer support and service, including prompt fulfillment of orders, retail space management and price. The Company competes principally: in the sale of metal bakeware with three companies in the United States and with two companies in Canada; in the sale of kitchen tools and gadgets with a significant number of large and small domestic and foreign suppliers and marketers, most of whom primarily import products from the Far East; in the sale of molded plastic houseware and office products with a significant number of domestic and foreign manufacturers; in the sale of brushes, brooms and mops with six companies in the United States; in the sale of non-poisonous and low-toxic pest control products with domestic and imported products in both the United States and Canada and, with respect to non-poisonous products, products and services using chemical treatment for pest control; in the sale of live animal cages, with three companies in the United States and imported products in Canada; in the sale of rabbit hutches and feeders, with three companies in the United States and two companies in Canada; and in the sale of brushes, brooms and mops, six companies.

Raw Materials
- -------------

         The Company purchases raw materials for its products from a number of suppliers, including several major steel companies, a number of plastic resin suppliers and wood suppliers. The Company believes that the raw materials used by it are available from multiple suppliers and that the loss of any of its vendors would not have a material adverse effect on the Company. The Company also purchases components and complete products, primarily for kitchen tools and gadgets, from several domestic and foreign suppliers. The Company believes that these items are available from other suppliers and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Trademarks and Patents
- ----------------------

         The Company has a number of trademarks, including Ekco, Baker's Secret, Best Results Professional, Kellogg, Wright Bernet, Frem, Frem Better By Design, Havahart, Victor and Woodstream, which the Company believes are significant to its competitive position. The Company holds a number of patents on various inventions, none of which is material to the Company's business.

Backlog
- -------

         Information as to backlog is not material to an understanding of the Company's business. Much of the Company's sales volume results from short lead-time customer reorders. The Company is generally able to fill orders and reorders from inventory. The Company's production capacity and its ability to adjust production levels generally enable the Company to meet increases in customers' orders that cannot be filled from inventory.

Seasonality
- -----------

        A large part of the Company's business is seasonal. Historically, revenues in the last half of the fiscal year have been significantly greater than in the first half, with revenues in the second quarter being the lowest of any quarter.

Employees
- ---------

         As of January 2, 1994, the Company employed 1,320 persons in the United States, of whom 574 were represented under collective bargaining agreements which expire on dates ranging from October 1994 to January 1997.
The Company also employed 30 persons in Canada as of such date, of whom 10 were represented under a collective bargaining agreement which expires in July 1997. The Company considers its employee relations to be satisfactory.

Item 2.  PROPERTIES
- -------  ----------

         As of January 2, 1994, the Company owned or leased for use in its business the principal operating facilities set forth in the table below.

                         Principal Operating Facilities
                         ------------------------------
                                                                             Approximate      Owned or         Lease
Description of Property                    Location                          Square Footage   Leased           Expires
- -------------------------------------------------------------------------------------------------------------------------
Manufacturing, warehousing and             Lititz, Pennsylvania              366,000          Owned            N/A
office facilities for pest
control and animal care products

Manufacturing, warehousing, office         Easthampton, Massachusetts        326,000          Owned            N/A
and distribution facilities for
brushes, brooms and mops

Manufacturing, warehousing and             Massillon, Ohio                   244,000          Owned            N/A
distribution center for bakeware

Warehousing and distribution cen-          Franklin Park, Illinois           190,000          Leased           01/30/99
ter for kitchen tools and gadgets
and adjacent office facilities

Manufacturing, warehousing, dis-           Worcester, Massachusetts          170,000          Owned            N/A
tribution and office facilities for
injection-molded plastic products

Manufacturing and warehousing              Phoenix, Arizona                  104,000          Owned            N/A
facilities for injection-molded
plastic products

Manufacturing, warehousing, office         Hamilton, Ohio                    100,000          Owned            N/A
and distribution facilities for
brushes, brooms and mops

Warehousing and distribution for           Elk Grove Village, Illinois        96,000          Leased           11/30/94
kitchen tools and gadgets and
bakeware

Warehousing facilities and                 Niagara Falls, Ontario             39,000          Owned            N/A
offices                                    Canada

Manufacturing and warehousing              Obregon, Sonora                    27,000          Leased           12/23/95
facilities for kitchen tools               Mexico
and gadgets

Manufacturing, warehousing, office         Nashville, Tennessee               25,000          Leased           09/10/97
and distribution facility for in-
stitutional mop and broom products
- -------------------------------------------------------------------------------------------------------------------------

        In addition to the properties listed in the table, as of January 2, 1994, the Company owned approximately 1,130,000 square feet of floor space which is being held for sale or lease. Approximately 35% of such space was under lease to third parties as of that date.

        The Company's executive offices are located in Nashua, New Hampshire in a leased facility occupying approximately 8,000 square feet. From time to time, the Company leases additional warehouse space. The Company considers its principal operating properties generally suitable and adequate for its purposes for the foreseeable future. Substantially all of the Company's property is subject to security interests granted in connection with the Company's bank credit agreements. For information regarding the terms of such security interests, see Note 6 of Notes to Consolidated Financial Statements.


Item 3.  LEGAL PROCEEDINGS
- -------  -----------------

Environmental Regulation and Claims
- -----------------------------------

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that, with respect to its operating facilities at Massillon, Ohio (more fully described below), Hamilton, Ohio and Easthampton, Massachusetts (more fully described in Note 14 of Notes to Consolidated Financial Statements appearing in Exhibit 13 and incorporated herein by reference), Hudson, New Hampshire and Lititz, Pennsylvania, hazardous substances or oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or any future facilities owned or operated by the Company may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

        Prior to the Company's acquisition of Ekco Housewares ("Housewares") in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency complaint alleging violations of the Resource Conservation and Recovery Act ("RCRA") resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position.

In June 1992, the United States filed an action in the U.S. District Court for the Northern District of Ohio against Housewares seeking penalties and injunctive relief and alleging violations as a result of an alleged failure to provide certain closure and post-closure financial assurances with respect to the Massillon, Ohio site. Pursuant to the Indemnity Agreement and a confirmatory letter from AHP to Housewares on December 19, 1988 (the "Indemnity Documents"), AHP conducted and controlled all matters relating to such financial assurances and the defense of the action filed in June 1992. In January 1994, the court entered judgment in the amount of $4.6 million in the lawsuit. AHP has filed a notice of appeal on behalf of Housewares. In March 1994, AHP informed Housewares that, should it be unsuccessful in its appeal, it would attempt to hold Housewares responsible for a portion of the penalties (approximately $600,000, exclusive of interest) arising from Housewares' alleged delay in furnishing certain information to the Ohio Environmental Protection Agency. In March 1994, Housewares notified AHP that Housewares denies all liability and that AHP is liable for all liabilities, losses, costs or damages arising from the lawsuit pursuant to the Indemnity Documents. The Company is unable to predict the result of the appeal or AHP's attempts to obtain contribution from Housewares, but the Company does not believe that any such liability will have a material adverse effect on its financial position.

Litigation
- ----------

        From time to time, the Company is a party to litigation and other legal proceedings, including product liability claims. In many cases, claims are partially or fully covered by insurance. Although the outcome of such proceedings cannot be determined with certainty, the Company believes that the final outcome of such proceedings will not have a material adverse effect on the Company, after taking into account proceeds of available insurance.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


Name                      Age        Office Held
- ----                      ---        -----------
Robert Stein              54         President and Chief Executive Officer,
                                     February 1986 to present; Chief Financial Officer,
                                     July 1980 to July 1993.

Jeffrey A. Weinstein      43         Executive Vice President, April 1985 to present;
                                     Secretary, February 1988 to present;
                                     General Counsel, October 1978 to present.

Ronald N. Fox             55         Senior Vice President, Operations, July 1992 to present;
                                     Vice President, Operations, January 1990 to July 1992;
                                     Vice President - Operations, Ekco Housewares, Inc.,
                                     February 1988 to present.

Donato A. DeNovellis      49         Vice President and Chief Financial Officer,
                                     July 1993 to present, Xerox Corporation (worldwide
                                     document processing servicing company);
                                     Managing Director, May 1992 to October 1992,
                                     Executive Vice President and Chief Administrative Officer,
                                     April 1991 to May 1992, Crum & Forster, Inc.
                                     (property/casualty insurance holding company);
                                     Senior Vice President, Operations Analysis, January 1990
                                     to April 1991, Senior Vice President, Finance, September 1988
                                     through December 1990, Xerox Financial Services (financial services company).

Neil R. Gordon            46         Treasurer, May 1987 to present.

Brian R. McQuesten        44         Controller, May 1987 to present.



        The executive officers of the Company are elected annually by the Board of Directors and serve, subject to the provisions of any employment agreement between the executive and the Company, until their respective successors are chosen and qualified or until their earlier resignation or removal.

                                    Part II
                                    -------

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- -------          -------------------------------------------------------------
                 MATTERS
                 -------

        The information set forth in the section entitled "Common Stock Price Range and Dividends" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 6.          SELECTED FINANCIAL DATA
- -------          -----------------------

        The information set forth in the section entitled "Selected Consolidated Financial Data" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------          -----------------------------------------------------------
                 AND RESULTS OF OPERATION
                 ------------------------

        The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------          -------------------------------------------

        The information set forth in the consolidated financial statements and notes thereto (including the note which sets forth certain supplementary information) and the Report of Independent Auditors appearing in Exhibit 13 hereto are incorporated herein by reference. Reference is also made to Item 14 with respect to Financial Statement Schedules filed herewith.


Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------          -----------------------------------------------------------
                 AND FINANCIAL DISCLOSURE
                 ------------------------

        None.

                                    Part III
                                    --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------  --------------------------------------------------

        a) Directors - The information set forth in the section entitled "Election of Directors" appearing in the Company's definitive proxy statement with respect to the 1994 Annual Meeting of Stockholders is incorporated herein by reference.

        b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.


Item 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

        The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation and Stock Plan Committees on Executive Compensation" and "Performance Graph") appearing in the Company's definitive proxy statement with respect to the 1994 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

        The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1994 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

        The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1994 Annual Meeting of Stockholders is incorporated herein by reference.

                                    Part IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  ----------------------------------------------------------------

                                                              Page Number in
                                                              Exhibit 13
                                                              --------------
(a) 1.   Financial Statements:
- --- --   --------------------

         Report of independent auditors.............              25

         Consolidated balance sheets at January
         2, 1994 and January 3, 1993................               5

         Consolidated statements of operations for
         the fiscal years ended January 2, 1994,
         January 3, 1993 and December 29, 1991......               6

         Consolidated statements of stockholders'
         equity for the fiscal years ended
         January 2, 1994, January 3, 1993 and
         December 29, 1991..........................               7

         Consolidated statements of cash flows
         for the fiscal years ended January 2, 1994,
         January 3, 1993 and December 29, 1991......               8

         Notes to consolidated financial
         statements.................................               9

                                                              Page Number in
                                                              Form 10-K
                                                              --------------
              Report of independent auditors.............         15

         2.   Financial Statement Schedules:
         --   -----------------------------

         III -  Condensed Financial Information
                of the Registrant........................         16

         VIII - Valuation and Qualifying Accounts........         21

Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.

    3.  Exhibits:  (See listing of Executive Compensation Plans
        --------   and Arrangements beginning on page 22.  See
        Index to Exhibits beginning on page 24.)

(b)     Reports on Form 8-K -- During the last quarter of the fiscal year
        -------------------    ended January 2, 1994, the registrant filed
        reports on Form 8-K as of November 1, 1993, which set forth information under "Item 5. Other Events." and as of December 15, 1993, which set forth information under "Item 5. Other Events." and subsection "(c) Exhibits" of "Item 7. Financial Statements and Exhibits."

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1994.

                                                      EKCO GROUP, INC.

                                        By: /s/ ROBERT STEIN
                                            -----------------------------
                                        Robert Stein, President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

                                        By: /s/ DONATO A. DeNOVELLIS
                                            -----------------------------
                                        Donato A. DeNovellis, Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                        By: /s/ BRIAN R. McQUESTEN
                                            -----------------------------
                                        Brian R. McQuesten, Controller
                                        (Principal Accounting Officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ ANDREW D. DUNN                Director                      March 31, 1994
- ------------------------
Andrew D. Dunn

/s/ T. MICHAEL LONG               Director                      March 31, 1994
- ------------------------
T. Michael Long

/s/ STUART B. ROSS                Director                      March 31, 1994
- ------------------------
Stuart B. Ross

/s/ BILL W. SORENSON              Director                      March 31, 1994
- ------------------------
Bill W. Sorenson

/s/ HERBERT M. STEIN              Director                      March 31, 1994
- ------------------------
Herbert M. Stein

/s/ ROBERT STEIN                  Director                      March 31, 1994
- ------------------------
Robert Stein

/s/ JEFFREY  A. WEINSTEIN         Director                      March 31, 1994
- -------------------------
Jeffrey A. Weinstein

                          Independent Auditors' Report
                          ----------------------------




Board of Directors and Stockholders Ekco Group, Inc.:

Under date of February 7, 1994, we reported on the consolidated balance sheets of Ekco Group, Inc. and subsidiaries as of January 2, 1994 and January 3, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 2, 1994, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed on page 13 of this report. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to Schedule III, in 1993 the Company changed its method of accounting for income taxes, post-retirement benefits other than pensions and post-employment benefits.



                                                               KPMG Peat Marwick




Boston, Massachusetts
February 7, 1994

                       EKCO GROUP, INC. AND SUBSIDIARIES

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
_________________________________________________________________________________________________
                                                               JANUARY 2, 1994    JANUARY 3, 1993
                                                               ---------------    ---------------
                                                                                     (Restated)
ASSETS
Current assets
       Cash and cash equivalents                                  $      -            $ 16,355
       Prepaid expenses and other current assets                       421                 267
       Deferred income taxes                                           222               2,769
       Investments pledged as collateral                             4,350               5,100
                                                                   -------             -------
          Total current assets                                       4,993              24,491

Furniture and equipment, net                                           101                 100
Property held for sale or lease                                      6,620               8,205
Deferred income taxes                                                1,693                   -
Other assets                                                         7,142               5,653
Investment in and advances to subsidiaries                         172,081             143,050
                                                                   -------             -------
              Total assets                                        $192,630            $181,499
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Notes payable                                              $  4,338            $  5,108
       Current portion of long-term obligation                           -                 223
       Accounts payable                                                525                 451
       Accrued expenses                                              4,306               3,616
       Income taxes                                                  4,953               3,878
                                                                   -------             -------
Total current liabilities                                           14,122              13,276
                                                                   -------             -------

Accrued pension cost                                                   219                 104
                                                                   -------             -------
Long-term obligation, less current portion                          28,920              28,920
                                                                   -------             -------
Non-interest bearing note payable to Ekco
  Housewares, Inc.                                                  26,100              26,100
                                                                   -------             -------
Deferred income taxes                                                    -                 312
                                                                   -------             -------
Other long-term liabilities                                          2,906                   -
                                                                   -------             -------
Commitments and contingencies
Series B ESOP Convertible Preferred
       Stock, net; outstanding January 2, 1994,
         1,645 shares; outstanding January 3, 1993,
         1,676 shares, redeemable at $3.61 per share                 2,686               2,111
                                                                   -------             -------
Stockholders' equity:
       Preferred stock, $.01 par value                                   -                   -
       Common stock, $.01 par value; outstanding
          January 2, 1994, 17,844 shares; outstanding
          January 3, 1993, 17,148 shares                               178                 171
       Capital in excess of par value                              104,202              96,651
       Retained earnings                                            15,749              16,737
       Unearned compensation                                        (2,452)             (2,883)
                                                                   -------             -------
                                                                   117,677             110,676
                                                                   -------             -------
          Total liabilities and stockholders' equity               $192,630           $181,499
                                                                   ========           ========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES

  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
________________________________________________________________________________________________
                                                                     FISCAL YEARS ENDED
                                                                     ------------------
                                               JANUARY 2, 1994        JANUARY 3, 1993       DECEMBER 29, 1991
                                               ---------------        ---------------       -----------------
                                                                        (Restated)             (Restated)
Revenues
       Investment income                          $       500           $       445            $       697
       Equity in earnings of subsidiaries              10,627                13,162                  9,967
                                                       ------                ------                 ------
                                                       11,127                13,607                 10,664
                                                       ------                ------                 ------
Costs and expenses:
       General and administrative                       3,374                 4,203                  4,000
       Restructuring/reorganization and excess
        facilities charge                               3,631                     -                      -
       Interest expense                                 2,508                   977                  1,191
                                                       ------                ------                 ------
                                                        9,513                 5,180                  5,191
                                                       ------                ------                 ------
Income before income taxes and
        cumulative effect of accounting changes         1,614                 8,427                  5,473

Income taxes (credit)                                    (645)                 (220)                  (421)
                                                       ------                ------                 ------
Income before cumulative effect of
        accounting changes                              2,259                 8,647                  5,894

Cumulative effect of changes in method
        of accounting for post-retirement
        and post-employment benefits (net of
        income taxes of $1,954)                        (3,247)                    -                      -
                                                       ------                ------                 ------
Net income (loss)                                 $      (988)              $ 8,647            $     5,894
                                                      =======               =======                =======
Per share data
       Earnings before cumulative effect of
        accounting changes                        $       .11           $       .46            $       .35
       Cumulative effect of accounting changes           (.19)                    -                      -
                                                         ----                   ---                    ---
       Net income (loss)                                $(.08)          $       .46            $       .35
                                                        =====                  ====                   ====
Weighted average number of shares used
        in computation of per share data
       Earnings before cumulative effect
        of accounting changes                      19,999,013            18,785,364             17,011,659
       Cumulative effect of accounting
        changes                                    17,148,320                     -                      -


The accompanying notes are an integral part of the consolidated condensed financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES

  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                                                           FISCAL YEARS ENDED
                                                                           ------------------
                                                             JANUARY 2,          JANUARY 3,           DECEMBER 29,
                                                             ----------          ----------           ------------
                                                                1994                  1993                1991
                                                                ----                  ----                ----
                                                                                      (Restated)        (Restated)
Cash flows from operating activities:
       Net income (loss)                                        $   (988)             $  8,647          $  5,894
       Adjustments to reconcile net income to
          net cash provided by (used in) operations:
            Depreciation and amortization                            643                   362               228
            Amortization of unearned compensation                  1,129                 1,160             1,156
            Equity in earnings of subsidiaries                   (10,627)              (13,162)           (9,967)
            Deferred income taxes                                    201                 4,854             7,427
            Cumulative effect of accounting change                 3,247                     -                 -
            Other                                                  1,085                   800               191
            Change in certain assets and liabilities
               affecting cash provided by (used in)
               operations:
                  Other assets                                    (1,750)                 (470)             (240)
                  Accounts payable and accrued expenses              879                     6              (779)
                  Income taxes payable                             1,075                   561               119
                                                                 -------               -------            ------
                  Net cash used in operations                     (5,106)                2,758             4,029
                                                                 -------               -------            ------
Cash flows from investing activities:
       Proceeds from sale of property and equipment                   42                    30                18
       Capital expenditures                                          (79)               (1,226)              (44)
       Investment in and advances to subsidiaries                (11,882)              (15,982)           (2,436)
                                                                 -------               -------            ------
                  Net cash provided by (used in)
                   investing activities                          (11,919)              (17,178)           (2,462)
                                                                 -------               -------            ------
Cash flows from financing activities:
       Proceeds from issuance of long-term
          obligations                                                  -                20,863                 -
       Proceeds from issuance of treasury stock                        -                 7,587                 -
       Investments pledged as collateral                             750                   360               463
       Payment of notes and long-term obligation                    (993)                 (534)             (665)
       Other                                                         913                 1,096              (159)
                                                                 -------               -------            ------
                  Net cash provided by (used in)
                    financing activities                             670                29,372              (361)
                                                                 -------               -------            ------
                  Net increase (decrease) in cash and
                    cash equivalents                             (16,355)               14,952             1,206
Cash and cash equivalents at beginning
       of year                                                    16,355                 1,403               197
                                                                 -------               -------            ------
Cash and cash equivalents at end of year                        $      -              $ 16,355           $ 1,403
                                                                ========              ========           =======





The accompanying notes are an integral part of the consolidated condensed financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION AND OTHER MATTERS:

               The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes included in this Form 10-K.

               The consolidated condensed financial statements include the accounts of the Company and its subsidiaries all of which are reported under the equity method of accounting. The accompanying condensed financial statements include the fiscal years ended January 2, 1994 ("Fiscal 1993"), January 3, 1993 ("Fiscal 1992"), and
          December 29, 1991 ("Fiscal 1991").

               Equity in earnings of the Company's subsidiaries is presented after elimination of management fees payable to the Company, for Fiscal 1993 $4.2 million, for Fiscal 1992 $4.1 million, and for Fiscal 1991 $3.3 million and interest payable of $2.1 million for Fiscal 1993.

               Under the Company's subsidiaries bank credit agreements and Senior Subordinated Notes the amount which may be paid to the Company by its subsidiaries in any fiscal year is limited in accordance with formulas, which are based primarily on either the net revenues or the net income of the subsidiary, depending upon which of the formulas results in the lesser amount, plus reimbursement for expenses and amounts due pursuant to a tax sharing arrangements between the Company and its subsidiaries. At January 2, 1994, the amounts payable to the Company from its subsidiaries amounted to approximately $13 million.

               During Fiscal 1993, Fiscal 1992, and Fiscal 1991, no dividends were paid to the Company by its subsidiaries.


2.        CHANGES IN ACCOUNTING PRINCIPLES:

               The Financial Accounting Standards Board has issued three Statements of Financial Accounting Standards that the Company adopted in the first quarter of Fiscal 1993. Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"), was adopted by restating financial statements beginning in 1988. The impact of adopting FAS 109 is discussed in Note 3. The impact of adopting Statement of Financial Accounting Standard No. 106, "Employees' Accounting for Post- retirement Benefits Other Than Pensions" ("FAS 106"), and Statement of Financial Accounting Standard No. 112, "Employees' Accounting for Post-employment Benefits" ("FAS 112") is discussed in Note 9.


3.        INCOME TAXES:

               In February 1992, the Financial Accounting Standards Board issued FAS 109. Under the asset and liability method of FAS 109, deferred tax assets and

                       EKCO GROUP, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          3.   INCOME TAXES (CONTINUED):

          liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition the new accounting standard requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income the period that includes the enactment date.

               The Company adopted FAS 109 in 1993 and has applied the provisions of FAS 109 retroactively to January 3, 1988. The Company previously used the asset and liability method under FAS 96. The adoption of FAS 109 resulted in a cumulative effect of a benefit of $23.2 million, or $1.20 per common share at January 3, 1988 and the financial statements of the Company for all fiscal years subsequent to January 3, 1988 have been restated with the provisions of FAS 109. The following summarizes the impact of applying FAS 109, which resulted in additional income tax expense, on equity in earnings of subsidiaries, net income and earnings per share for Fiscal 1992 and 1991.

                                          EQUITY IN
                                          EARNINGS OF        NET                EARNINGS
                                          SUBSIDIARIES       INCOME             PER SHARE
                                          ------------       ------             ---------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1992
- -----------
As previously reported                    $18,785            $14,050            $ .75
Effect of FAS 109                          (5,623)            (5,403)            (.29)
                                           ------             ------             ----
As restated                               $13,162            $ 8,647            $ .46
                                          =======            =======            =====

FISCAL 1991
- -----------
As previously reported                    $14,638            $10,144            $ .60
Effect of FAS 109                          (4,671)            (4,250)            (.25)
                                           ------             ------             ----
As restated                               $ 9,967            $ 5,894            $ .35
                                          =======            =======            =====

                                               EKCO GROUP, INC. AND SUBSIDIARIES
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    (AMOUNTS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                COLUMN B               COLUMN C                               COLUMN D         COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------------

                                                        --ADDITIONS TO RESERVES--            --DEDUCTIONS FROM RESERVES--
                                        BALANCE AT         ADDITIONS         CHARGED TO       SETTLEMENTS              BALANCE
                                        BEGINNING         CHARGED TO           OTHER             OR          WRITE-    AT CLOSE
  DESCRIPTION                           OF PERIOD       INCOME OR LOSS        ACCOUNTS        PAYMENTS       OFFS      OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1994:
       Allowance for doubtful
        accounts                        $1,607              $   449            $375(1)          $    -        $  673    $ 1,758
       Provisions related to
        restructuring/reorganization
        and excess facilities cost           -               11,000               -                  -         2,677      8,323
                                        ------              -------            ----             ------        ------    -------

                                        $1,607              $11,449            $375             $    -        $3,350    $10,081
                                        ======              =======            ====             ======        ======    =======

YEAR ENDED JANUARY 3, 1993:
       Allowance for doubtful
           accounts                     $1,429              $ 1,077            $162   (2)       $    -        $1,061    $ 1,607
       Reserves related to plant
           consolidations                1,771                    -               -              1,715             -         56
                                        ------              -------            ----             ------        ------    -------
                                        $3,200              $ 1,077            $162             $1,715        $1,061    $ 1,663
                                        ======              =======            ====             ======        ======    =======

YEAR ENDED DECEMBER 29, 1991:
       Allowance for doubtful
           accounts                     $1,491              $   302            $  -             $    -        $  364    $ 1,429
       Reserves related to plant
           consolidations                2,269                    -                                498             -      1,771
                                        ------              -------            -----            ------        ------    -------
                                        $3,760              $   302            $  -             $  498        $  364    $ 3,200
                                        ======              =======            =====            ======        ======    =======
- -----------------------------------------------------------------------------------------------------------------------------------

(1)    Included in valuation of assets of Kellogg Brush Manufacturing Co. acquired April 1, 1993.
(2)    Included in valuation of assets of Frem Corporation purchased January 8, 1992.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Name of Plan or Arrangement and Location
- ----------------------------------------

1(a) 1984 Restricted Stock Purchase Plan, as amended --Registration Statement No. 33-42785, Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991.

1(b) Form of Restricted Stock Purchase Agreement dated October 3, 1990 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, Neil R. Gordon, Brian R. McQuesten and four other employees of the Company --
         Exhibit 10.1(b) to Form 10-K for the year ended December 29, 1991.

1(c) Copy of Restricted Stock Purchase Agreement dated as of October 12, 1993 with Donato A. DeNovellis -- Exhibit 10.1(c) to Form 10-K for the year ended January 2, 1994.

2(a) 1985 Restricted Stock Purchase Plan, as amended -- Registration Statement No. 33-42785, Exhibit 10.3(a) to Form 10-K for the year ended December 29, 1991.

2(b) Form of Restricted Stock Purchase Agreement dated October 3, 1990 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, Neil R. Gordon, Brian R. McQuesten and four other employees of the Company --
         Exhibit 10.3(b) to Form 10-K for the year ended December 29, 1991.

3(a) 1987 Stock Option Plan, as amended -- Registration Statement No. 33-50802, Exhibit 10.11(a) to Form 10-K for the year ended December 29, 1991.

3(b) Forms of Non-Qualified Stock Option Agreements dated September 8, 1987 and amendment thereto, June 22, 1988 and amendment thereto, January 18, 1990 and amendment thereto, January 13, 1992, January 19, 1993 and January 25, 1994 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, Neil R. Gordon, Brian R. McQuesten and two other employees of the Company (and January 25, 1995 with Donato A. DeNovellis) -- Exhibit 10.12(b) to Form 10-K for the year ended January 3, 1988 and Exhibit 10.11(b)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.12(c) to Form 10-K for the year ended January 1, 1989 and Exhibit 10.11(c)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.13(d) to Form 10-K for the year ended December 31, 1989 and Exhibit 10.11(e)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.11(f) to Form 10-K for the year ended December 29, 1991; Exhibit 10.3(g) to Form 10-K for the year ended January 3, 1993; and Exhibit 10.3(h) to Form 10-K for the year ended January 4, 1994, respectively.

3(c) Form of Incentive Stock Option Agreement dated as of October 28, 1988 with Ronald N. Fox and certain other employees of Ekco Housewares, Inc. and Ekco Canada Inc. -- Exhibit 10.12(d) to Form 10-K for the year ended January 1, 1989.

4(a)     Employment Agreement with Robert Stein dated as of November 6, 1991 --
         Exhibit 10.4 to Form 10-K for the year ended December 29, 1991.

4(b) Employment Agreement with Jeffrey A. Weinstein dated as of November 6, 1991 -- Exhibit 10.5 to Form 10-K for the year ended December 29, 1991.

4(c) Employment Agreement with Ronald N. Fox dated as of November 6, 1991 -- Exhibit 10.6 to Form 10-K for the year ended December 29, 1991.

4(d) Form of Employment Agreement with Neil R. Gordon, one other executive officer, one other officer of the Company and one other employee of the Company dated as of November 6, 1991 -- Exhibit 10.7 to Form 10-K for the year ended December 29, 1991.

4(e) Form of First Amendment to Employment Agreement with Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, Neil R. Gordon, one other executive officer, one other officer of the Company and one other employee of the Company dated as of January 1, 1992 -- Exhibit 10.11(a).

4(f) Second Amendment to Employment Agreement with Ronald N. Fox dated as of July 16, 1992 -- Exhibit 10.11(b).

4(g) Form of Second Amendment to Employment Agreement with Robert Stein, Jeffrey A. Weinstein, Neil R. Gordon, one other executive officer and one other officer of the Company and Third Amendment to Employment Agreement with Ronald N. Fox and one other employee of the Company dated as of January 1, 1993 -- Exhibit 10.11(c).

4(h) Arrangement regarding change of control dated October 27, 1993 with Donato A. DeNovellis -- Exhibit 10.11(d) to Form 10-K for the year ended January 2, 1994.

5 Ekco Group, Inc. Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries -- Exhibit 10.9 to Form 10-K for the year ended December 29, 1991.

6 Ekco Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992 -- Exhibit 10.13.

7 Form of Split Dollar Agreement dated as of October 1, 1992 with Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, Neil R. Gordon and Brian
         R. McQuesten, and dated as of October 1, 1993 with Donato A. DeNovellis -- Exhibit 10.14.

                                           INDEX TO EXHIBITS

Exhibit
Number*                   Exhibit Description
- ------                    -------------------
3.1(a)                    Restated Certificate of Incorporation dated February
                          17, 1987, as amended (incorporated herein by
                          reference to Exhibit 3.1(a) to Form 10-K for the year
                          ended December 31, 1989).

3.1(b)                    Certificate of Designations of Series A Junior
                          Participating Preferred Stock, originally filed as Exhibits 3.1(b) and 4.2(c) to Form 10-K for the year ended December 28, 1986 (included in Exhibit
                          4.2(a)).

3.1(c)                    Certificate of Designations of Series B ESOP
                          Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1(d) to Form 10-K for the year ended January 1, 1989).

3.2 By-Laws as currently in effect (incorporated herein by reference to Exhibit 3.2 to Form 10-K for the year ended December 29, 1991).

4.1 Rights Agreement dated as of March 27, 1987, including Form of Rights Certificate and Form of Certificate of Designations of Series A Junior participating Preferred Stock, originally filed as
                          Exhibit 4.2(c) to Form 10-K for the year ended
                          December 28, 1986; First Amendment dated as of June 9,
                          1988, originally filed as Exhibit 4.2(a)(2) to Form
                          10-K for the year ended January 1, 1989; [Second]
                          Amendment dated as of January 10, 1989, originally filed as Exhibit 4.2(a)(3) to Form 10-K for the year ended January 1, 1989; Third Amendment dated as of
                          March 23, 1992, originally filed as Exhibit 8 to Form
                          8 Amendment No. 2 to Form 8-A dated June 30, 1992;
                          and Fourth Amendment dated as of December 22, 1992, originally filed as Exhibit 9 to Form 8 Amendment No.
                          3 dated January 8, 1993 to Form 8-A (incorporated herein by reference to Exhibit 4.2 to Form 10-K for the year ended January 3, 1993).

4.2                       Form of Purchase Agreement dated as of December 1,
                          1988 between Ekco Housewares, Inc. and each of Teachers Insurance and Annuity Association of
                          America, The Mutual Life Insurance Company of New
                          York, MONY Life Insurance Company of America, MONY
                          Legacy Life Insurance Company, Kemper Investors Life
                          Insurance Company and Federal Kemper Life Insurance
                          Company, as amended (incorporated herein by reference to Exhibit 4.1 to Form 8-K as of December 21, 1988,
                          Exhibit 4.3(b) to Form 10-K for the year ended
                          December 30, 1990,  Exhibit 28.2 to Form 8-K as of
                          January 8, 1992, and Exhibit 4.3(a) to Form 10-Q for the quarterly period ended July 4, 1993).


_______________________________________________________________________________
* Numbered in accordance with Item 601 of Regulation S-K.


10.1(a)                   1984 Restricted Stock Purchase Plan, as amended
                          (incorporated herein by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991).

10.1(b)                   Form of Restricted Stock Purchase Agreement dated
                          October 3, 1990 with Robert Stein, Jeffrey A.
                          Weinstein, Ronald N. Fox, Neil R. Gordon, Brian R.
                          McQuesten and four other employees of the Company
                          (incorporated herein by reference to Exhibit 10.1(b) to Form 10-K for the year ended December 29, 1991).

10.1(c)                   Restricted Stock Purchase Agreement dated as of
                          October 12, 1993 with Donato A. DeNovellis.

10.2(a)                   1985 Restricted Stock Purchase Plan, as amended
                          (incorporated herein by reference to Exhibit 10.3(a) to Form 10-K for the year ended December 29, 1991).

10.2(b)                   Form of Restricted Stock Purchase Agreement dated
                          October 3, 1990 with Robert Stein, Jeffrey A.
                          Weinstein, Ronald N. Fox, Neil R. Gordon, Brian R.
                          McQuesten and four other employees of the Company
                          (incorporated herein by reference to Exhibit 10.3(b) to Form 10-K for the year ended December 29, 1991).

10.3(a) 1987 Stock Option Plan, as amended, and form of incentive stock option and non-qualified stock option agreements (incorporated herein by reference to Exhibit 10.11(a) to Form 10-K for the year ended
                          December 29, 1991).

10.3(b)                   Form of Non-Qualified Stock Option and Repurchase
                          Agreement dated September 8, 1987, as amended, with each of Robert Stein, Jeffrey A. Weinstein, Ronald
                          N. Fox, Neil R. Gordon, Brian R. McQuesten and one other employees of the Company (incorporated herein by reference to Exhibit 10.12(b) to Form 10-K for the year ended January 3, 1988 and Exhibit 10.11(b)(2) to
                          Form 10-K for the year ended December 29, 1991).

10.3(c)                   Form of Non-Qualified Stock Option and Repurchase
                          Agreement dated as of June 22, 1988, as amended, with each of Robert Stein, Jeffrey A. Weinstein, Ronald N.
                          Fox, Neil R. Gordon and Brian R. McQuesten
                          (incorporated herein by reference to Exhibit 10.12(c) to Form 10-K for the year ended January 1, 1989 and
                          Exhibit 10.11(c)(2) to Form 10-K for the year ended
                          December 29, 1991).

10.3(d)                   Form of Incentive Stock Option Agreement dated as of
                          October 28, 1988 with Ronald N. Fox and certain employees of Ekco Housewares, Inc. and Ekco Canada
                          Inc. (incorporated herein by reference to Exhibit
                          10.12(d) to Form 10-K for the year ended January 1,
                          1989).


10.3(e)                   Form of Non-Qualified Stock Option and Repurchase
                          Agreement dated as of January 18, 1990, as amended, with each of Robert Stein, Jeffrey A. Weinstein,
                          Ronald N. Fox, Neil R. Gordon and Brian R. McQuesten
                          (incorporated herein by reference to Exhibit 10.13(d) to Form 10-K for the year ended December 31, 1989 and Exhibit 10.11(e)(2) to Form 10-K for the year ended December 29, 1991).

10.3(f)                   Form of Non-Qualified Stock Option and Repurchase
                          Agreement dated as of January 13, 1992 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox,
                          Neil R. Gordon, Brian R. McQuesten and one other employee of the Company, originally filed as Exhibit
                          10.11(f) to Form 10-K for the year ended December 29, 1991; Form of Non-Qualified Stock Option and
                          Repurchase Agreement dated as of January 19, 1993 with each of Robert Stein, Jeffrey A. Weinstein,
                          Ronald N. Fox, Neil R. Gordon and Brian R. McQuesten, originally filed as Exhibit 10.3(g) to Form 10-K for the year ended January 3, 1993; and Form of Non-Qualified Stock Option and Repurchase Agreement dated as of January 25, 1994 with each of Robert
                          Stein, Jeffrey A. Weinstein, Ronald N. Fox, Donato A.
                          DeNovellis, Neil R. Gordon and Brian R. McQuesten.

10.4(a) Form of Indemnity Agreement for officers and directors (incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended January
                          1, 1989).

10.4(b) Schedule to Form of Indemnity Agreement for directors and officers.

10.5                      Ekco Group, Inc. 1988 Directors' Stock Option Plan
                          (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1989).

10.6(a)                   Ekco Group, Inc. Employees' Stock Ownership Plan

                          effective as of January 1, 1989 (incorporated herein by reference to Exhibit 10.13(a) to Form 10-K for the year ended January 1, 1989).

10.6(b)                   ESOP Loan Agreement dated as of May 22, 1989 among
                          Neil R. Gordon, Trustee of Ekco Group, Inc.
                          Employees' Stock Ownership Plan, Ekco Group, Inc.
                          and Shawmut Bank, N.A. (incorporated herein by reference to Exhibit 28.1 to Form 10-Q for the quarterly period ended July 2, 1989).

10.6(c)                   ESOP Loan Agreement dated as of October 1, 1990 with
                          Neil R. Gordon, Trustee (incorporated herein by reference to Exhibit 10.10(c) to Form 10-K for the year ended December 30, 1990).

10.7                      Employment Agreement with Robert Stein dated as of
                          November 6, 1991 (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December
                          29, 1991).


10.8 Employment Agreement with Jeffrey A. Weinstein dated as of November 6, 1991 (incorporated herein by reference to Exhibit 10.5 to Form 10-K for the year ended December 29, 1991).

10.9                      Employment Agreement with Ronald N. Fox dated as of
                          November 6, 1991 (incorporated herein by reference to Exhibit 10.6 to Form 10-K for the year ended December
                          29, 1991).

10.10 Form of Employment Agreement with Neil R. Gordon, one other executive officer, one other officer and one other employee of the Company dated as of November 6, 1991 (incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended December
                          29, 1991).

10.11(a) Form of First Amendment to Employment Agreement dated as of January 1, 1992 with Robert Stein,
                          Jeffrey A. Weinstein, Ronald N. Fox, Neil R.
                          Gordon, one other executive officer and other employee of the Company (incorporated herein by reference to Exhibit 10.11(a) to Form 10-K for the year ended January 3, 1993).

10.11(b)                  Second Amendment to Employment Agreement with Ronald
                          N. Fox dated as of July 16, 1992 (incorporated herein by reference to Exhibit 10.11(b) to Form 10-K for the year ended January 3, 1993).

10.11(c) Form of Second Amendment to Employment Agreement with Robert Stein, Jeffrey A. Weinstein, Neil R.
                          Gordon, one other executive officer and one other officer of the Company and Third Amendment to Employment Agreement with Ronald N. Fox and one other employee of the Company dated as of January 1, 1993
                          (incorporated herein by reference to Exhibit 10.11(c) to Form 10-K for the year ended January 3, 1993).

10.11(d)                  Arrangement regarding change of control dated
                          October 27, 1993 with Donato A. DeNovellis.

10.12                     Ekco Group, Inc. Incentive Compensation Plan for
                          Executive Employees of Ekco Group, Inc. and
                          Subsidiaries (incorporated herein by reference to Exhibit 10.9 to Form 10-K for the year ended December
                          29, 1991).

10.13                     Ekco Group, Inc. Supplemental Executive Retirement
                          Plan dated as of July 1, 1992.

10.14                     Form of Split Dollar Agreement dated as of October 1,
                          1992 with Robert Stein, Jeffrey A. Weinstein, Ronald
                          N. Fox, Neil R. Gordon and Brian R. McQuesten, and dated as of October 1, 1993 with Donato A. DeNovellis.

10.15 Standstill Agreement with Stephen Weinroth dated as of March 27, 1987, originally filed as Exhibit 10.15 to Form 10-K for the year ended December 28, 1986
                          (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 3, 1993).

10.16 Standstill Agreement with G. Chris Andersen dated as of March 30, 1987, originally filed as Exhibit 10.17 to Form 10-K for the year ended December 28, 1986
                          (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 3, 1993).

10.17(a)                  Indemnification Letter from American Home Products
                          Corporation dated February 8, 1985 to The Ekco Group,
                          Inc., originally filed as Exhibit 2.2 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(a) to Form 10-K for the year ended
                          January 3, 1993).

10.17(b) Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group, Inc. from American Home Products
                          Corporation to Centronics Corporation dated October
                          1, 1987, originally filed as Exhibit 2.3 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(b) to Form 10-K for the year ended January 3, 1993).

10.17(c)                  Letter from American Home Products Corporation dated
                          December 19, 1988 (incorporated herein by reference to Exhibit 10.17(d) to Form 10-K for the year ended
                          January 1, 1989).

10.18                     Agreement dated as of March 7, 1989 with Howard R.
                          Curd et al. (incorporated herein by reference to Exhibit 10.16 to Form 10-K for the year ended January
                          1, 1989).

10.19                     Stock Purchase and Sale Agreement dated as of January
                          8, 1992 with Ekco Housewares, Inc., Frem Corporation,
                          Robert Frem and Bruce Phillips and related agreements
                          (incorporated herein by reference to Exhibits 2.1 through 2.5 to Form 8-K as of January 8, 1992).

10.20(a)                  Credit Agreement dated as of March 19, 1991 among
                          Woodstream Corporation, Fleet National Bank and
                          Algemene Bank Nederland, N.V., as amended
                          (incorporated herein by reference to Exhibit 10.19 to Form 10-Q for the quarterly period ended March 31, 1991, Exhibit 10.18(b) to Form 10-K for the year ended January 3, 1993).

10.20(b)                  Amendment No. 2 to Credit Agreement dated as of
                          February 3, 1994 among Woodstream Corporation and
                          Fleet Bank of Massachusetts, N.A.


10.21                     Amended and Restated Credit Agreement dated as of
                          January 8, 1992 among Ekco Housewares, Inc., Ekco
                          Canada Inc., Fleet Bank of Massachusetts, N.A. and
                          ABN AMRO Bank N.V., as amended (incorporated herein by reference to Exhibit 28.1 to Form 8-K as of January 8, 1992, Exhibit 10.19(b) to Form 10-K for the year ended January 3, 1993, and Exhibit 10.19(c) to Form 10-Q for the quarterly period ended July 4,
                          1993).

10.22                     Securities Purchase Agreement dated as of December
                          22, 1992 with The 1818 Fund, L.P., originally filed as Exhibit 10.20(a) to Form 10-K for the year ended
                          January 3, 1993; Subordinated Convertible Note dated
                          December 22, 1992, originally filed as Exhibit
                          10.20(b) to Form 10-K for the year ended January 3, 1993; Registration Rights Agreement with The 1818
                          Fund, L.P., originally filed as Exhibit 10.20(c) to Form 10-K for the year ended January 3, 1993; and Standstill Agreement dated April 28, 1992 with Brown
                          Brothers Harriman & Co. and The 1818 Fund, L.P. Brown
                          Brothers Harriman & Co., originally filed as Exhibit
                          10.20 (d) to Form 10-K for the year ended January 3,
                          1993.

10.23 (i) Agreement and Plan of Merger dated March 31, 1993 by and among the registrant, KBM Acquisition
                          Corporation, Kellogg Brush Manufacturing Co., Robert
                          Ryan, Curtis Rodenhouse, Benton Wilde, Martin Strahs,
                          Robert Bernet, Jr., and Bank Boston Ventures, Inc.,
                          (ii) Registration Rights Agreement dated March 31,
                          1993 by and among the registrant, Robert Ryan, Curtis
                          Rodenhouse, Benton Wilde, Martin Strahs, and Robert
                          Bernet, Jr., and (iii) Form of Standstill Agreement dated March 31, 1993 by and among the registrant, Robert Ryan, Curtis Rodenhouse, Benton Wilde, Martin
                          Strahs, and Robert Bernet, Jr. (incorporated herein by reference to Exhibits 2.1, 2.2, and 2.3, respectively, to the registrant's Form 8-K as of April 1, 1993).

11                        Statement re computation of per share earnings.
                          (Reference is made to Note 13 of Notes to Consolidated
                          Financial Statements appearing in Exhibit 13 hereto.)

13                        1993 Annual Report to Stockholders (Sections entitled
                          "Common Stock Price Range and Dividends," "Selected
                          Consolidated Financial Data," "Management's
                          Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets,"
                          "Consolidated Statement of Operations," "Consolidated
                          Statements of Stockholders' Equity," "Consolidated
                          Statements of Cash Flows," "Notes to Consolidated
                          Financial Statements," and "Report of Independent
                          Auditors").

21                        Subsidiaries of the registrant.

23                        Consent of KPMG Peat Marwick.

_______________________________________________________________________________
     Schedules to Exhibits 10.18, 10,19, 10.20(a), 10.21 and 10.22 will be supplied upon request by the Commission.


THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO NEIL R. GORDON, TREASURER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1994


Exhibit No.               Description
- -----------               -----------
10.1(c)                   Restricted Stock Purchase Agreement dated as of
                          October 12, 1993 with Donato A. DeNovellis.

10.3(f)                   Form of Non-Qualified Stock Option and Repurchase
                          Agreement dated as of January 13, 1992 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox,
                          Neil R. Gordon, Brian R. McQuesten and one other employee of the Company, originally filed as Exhibit
                          10.11(f) to Form 10-K for the year ended December 29, 1991; Form of Non-Qualified Stock Option and
                          Repurchase Agreement dated as of January 19, 1993 with each of Robert Stein, Jeffrey A. Weinstein,
                          Ronald N. Fox, Neil R. Gordon and Brian R. McQuesten, originally filed as Exhibit 10.3(g) to Form 10-K for the year ended January 3, 1993; and Form of Non-Qualified Stock Option and Repurchase Agreement dated as of January 25, 1994 with each of Robert
                          Stein, Jeffrey A. Weinstein, Ronald N. Fox, Donato A.
                          DeNovellis, Neil R. Gordon and Brian R. McQuesten.

10.4(b) Schedule to Form of Indemnity Agreement for officers and directors.

10.11(d)                  Arrangement regarding change of control dated October
                          27, 1993 with Donato A. DeNovellis.

10.13                     Ekco Group, Inc. Supplemental Executive Retirement
                          Plan dated as of July 1, 1992.

10.14                     Form of Split Dollar Agreement dated as of October 1,
                          1992 with Robert Stein, Jeffrey A. Weinstein, Ronald
                          N. Fox, Neil R. Gordon and Brian R. McQuesten, and dated as of October 1, 1993 with Donato A. DeNovellis.

10.20(b)                  Amendment No. 2 to Credit Agreement dated as of
                          February 3, 1994 among Woodstream Corporation and
                          Fleet Bank of Massachusetts, N.A.

11                        Statement re computation of per share earnings.
                          (Reference is made to Note 13 of Notes to Consolidated
                          Financial Statements appearing in Exhibit 13 hereto.)

13                        1993 Annual Report to Stockholders (Sections entitled
                          "Common Stock Price Range and Dividends," "Selected
                          Consolidated Financial Data," "Management's
                          Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets,"
                          "Consolidated Statement of Operations,"
                          "Consolidated Statements of Stockholders' Equity,"
                          "Consolidated


                          Statements of Cash Flows," "Notes to Consolidated
                          Financial Statements," and "Report of Independent
                          Auditors").

21                        Subsidiaries of the registrant.

23                        Consent of KPMG Peat Marwick.