Form 10-K/A
period 1994-01-02
EKCO GROUP INC /DE/
filed 1994-04-20
CIK 18827

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                          AMENDMENT NO. 1 TO FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1994

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 The undersigned registrant hereby amends Item 3. Legal Proceedings, of its Annual Report on Form 10-K for the fiscal year ended January 2, 1994, Commission File No. 1-7484, as set forth in the pages attached hereto. This amendment is being filed solely to replace the inadvertently omitted phrase "by issuance of an administrative" before "complaint" in the first sentence of the second paragraph thereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EKCO GROUP, INC
                                              (Registrant)



Date:  April 20, 1994                         By:   LINDA R. MILLMAN
                                              ---------------------------------
                                              Linda R. Millman
                                              Associate General Counsel

Item 3.  LEGAL PROCEEDINGS


Environmental Regulation and Claims

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

         Prior to the Company's acquisition of Ekco Housewares ("Housewares") in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act ("RCRA") resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position.

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