Form 10-Q
period 1994-04-03
EKCO GROUP INC /DE/
filed 1994-05-17
CIK 18827

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For quarterly period ended APRIL 3, 1994

                         Commission File Number 1-7484


                                EKCO GROUP, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                  11-2167167
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

               98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE  03062
              (Address of principal executive offices) (Zip Code)


                                 (603) 888-1212
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       ------

As of April 29, 1994, there were issued and outstanding 17,934,454 shares of common stock of the registrant.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           APRIL 3,               JANUARY 2,
                                                                                             1994                   1994
                                                                                           -------                ---------
                                                                                         (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                                               $    210                $    327
  Accounts receivable, net of allowance for
    doubtful accounts (April 3, 1994, $1,742;
    January 2, 1994, $1,758)                                                                31,398                  36,095
  Inventories                                                                               33,386                  33,612
  Prepaid expenses and other current assets                                                  5,935                   5,800
  Deferred income taxes                                                                      9,679                   9,647
  Investments pledged as collateral                                                          4,350                   4,350
                                                                                          --------                --------
      Total current assets                                                                  84,958                  89,831

Property and equipment, net                                                                 49,940                  53,241
Property held for sale or lease, net                                                         9,134                   9,353
Other assets                                                                                 9,967                  10,006
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  (April 3, 1994, $19,962; January 2, 1994,
  $18,852)                                                                                 144,346                 145,530
                                                                                          --------                --------
     Total assets                                                                         $298,345                $307,961
                                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                            $  4,272                $  4,338
  Current portion of long-term obligations                                                   1,767                   9,238
  Accounts payable                                                                          12,594                  13,955
  Accrued expenses                                                                          30,953                  31,659
  Income taxes                                                                               5,282                   4,872
                                                                                          --------                --------
    Total current liabilities                                                               54,868                  64,062
                                                                                          --------                --------

Accrued pension, postretirement and
  postemployment costs                                                                       1,491                   1,466
                                                                                          --------                --------
Long-term obligations, less current portion                                                110,499                 111,982
                                                                                          --------                --------
Deferred income taxes                                                                        1,649                   1,589
                                                                                          --------                --------
Other long-term liabilities                                                                  8,610                   8,814
                                                                                          --------                --------

Commitments and contingencies                                                                   --                      --
Series B ESOP Convertible Preferred Stock, net;
  outstanding April 3, 1994, 1,640 shares;
  outstanding January 2, 1994, 1,645 shares
  redeemable at $3.61 per share                                                              2,836                   2,686
                                                                                          --------                --------
Minority interest                                                                              498                     498
                                                                                          --------                --------

                       EKCO GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           APRIL 3,             JANUARY 2,
                                                                                             1994                  1994
                                                                                          ---------             ---------
                                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)
Stockholders' equity
  Common stock, $.01 par value; outstanding
    April 2, 1994, 17,875 shares; outstanding
    January 3, 1994, 17,844 shares                                                              179                  178
  Capital in excess of par value                                                            104,361              104,202
  Cumulative translation adjustment                                                             873                1,091
  Retained earnings                                                                          16,728               15,749
  Unearned compensation                                                                      (2,343)              (2,452)
  Pension liability adjustment                                                               (1,904)              (1,904)
                                                                                           --------             --------
                                                                                            117,894              116,864
                                                                                           --------             --------
         Total liabilities and stockholders' equity                                        $298,345             $307,961
                                                                                           ========             ========


    The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                             1994                 1993
                                                                                             ----                 ----
Net revenues                                                                                $54,354              $46,320
                                                                                            -------              -------

Costs and expenses
   Cost of sales                                                                             36,608               30,208
   Selling, general and administrative                                                       11,686               11,197
   Amortization of excess of cost over fair value                                             1,110                  901
                                                                                            -------              -------
                                                                                             49,404               42,306
                                                                                            -------              -------
Income before interest and income taxes                                                       4,950                4,014
                                                                                            -------              -------
Net interest expense
   Interest expense                                                                           3,194                2,831
   Investment income                                                                            (93)                (235)
                                                                                            -------              -------
                                                                                              3,101                2,596
                                                                                            -------              -------
Income before income taxes and cumulative
   effect of accounting changes                                                               1,849                1,418

Income taxes                                                                                    870                  648
                                                                                            -------              -------
Income before cumulative effect of
   accounting changes                                                                           979                  770

Cumulative effect of changes in method of
   accounting for postretirement and
   postemployment benefits(net of income taxes
   of $1,954)                                                                                     -               (3,247)
                                                                                            -------              -------
Net income (loss)                                                                           $   979              $(2,477)
                                                                                            =======              =======
Per share data
   Earnings before cumulative effect of
     accounting changes                                                                        $.05                $ .04
   Cumulative effect of accounting changes                                                        -                 (.19)
                                                                                                ---                 ----
   Net income (loss)                                                                           $.05                $(.15)
                                                                                               ====                =====
Weighted average number of shares used in
     computation of per share data
   Earnings before cumulative effect of
     accounting changes                                                                  20,067,571           19,621,522
   Cumulative effect of accounting changes                                                        -           17,148,320



    The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    1994                 1993
                                                                                                    ----                 ----
Cash flows from operating activities
   Net income (loss)                                                                             $    979             $ (2,477)
   Adjustments to reconcile net income to net cash
    provided by (used in) operations:
       Depreciation and amortization                                                                2,390                1,854
       Amortization of assets                                                                       1,931                1,104
       Cumulative effect of accounting changes                                                          -                3,247
       Other                                                                                           45                  883
       Change in certain assets and liabilities, net of
          effects from acquisition of businesses, affecting
          cash provided by (used in) operations:
            Accounts receivable                                                                     4,629                 (221)
            Inventories                                                                              (345)              (6,417)
            Other assets                                                                             (870)              (1,644)
            Accounts payable and accrued expenses                                                  (2,725)               2,371
            Income taxes payable and deferred taxes                                                   407                 (787)
                                                                                                 --------             --------
            Net cash provided by (used in) operations                                               6,441               (2,087)
                                                                                                 --------             --------
Cash flows from investing activities
   Proceeds from sale of property, equipment and
     product line                                                                                   4,353                   88
   Capital expenditures                                                                            (2,022)              (3,389)
   Acquisition of business, net of cash acquired                                                        -              (26,428)
                                                                                                 --------             --------
            Net cash provided by (used in) investing
             activities                                                                             2,331              (29,729)
                                                                                                 --------             --------
Cash flows from financing activities
   Proceeds from issuance of notes payable and
    long-term obligations                                                                          16,048               15,368
   Issuance of common stock under stock purchase plans                                                142                  123
   Payment of notes and long-term obligations                                                     (25,119)                (403)
   Other                                                                                                -                   21
                                                                                                 --------             --------
            Net cash provided by (used in) financing
             activities                                                                            (8,929)              15,109
Effect of exchange rate changes on cash                                                                40                   45
                                                                                                 --------             --------
Net decrease in cash and cash equivalents                                                            (117)             (16,662)
Cash and cash equivalents at beginning of year                                                        327               16,998
                                                                                                 --------             --------
Cash and cash equivalents at end of period                                                       $    210             $    336
                                                                                                 ========             ========


Cash paid during the period for
       Interest                                                                                  $    717             $    349
       Income taxes                                                                                   435                1,213


    The accompanying notes are an integral part of the financial statements

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION AND OTHER MATTERS

         The consolidated condensed financial statements included herein have been prepared by Ekco Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. The Company's principal operating subsidiaries are wholly-owned Ekco Housewares, Inc. ("Housewares") Frem Corporation ("Frem") and Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") and majority-owned Woodstream Corporation ("Woodstream"). All significant intercompany accounts and transactions have been eliminated. The condensed financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the Company's financial position and the results of its operations. Such adjustments are of a normal recurring nature.

         A large part of the Company's business is seasonal. Historically, revenues in the last half of the calendar year have been greater than revenues in the first half of the year. Accordingly, the results for the entire year may not necessarily be the product of annualizing results for any interim period.



(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO.

         On April 1, 1993, the Company acquired Kellogg for a cash payment of $26 million and 564,651 shares of the Company's common stock valued at $6.5 million. The following unaudited pro forma combined results of operations for the three months ended April 4, 1993 have been prepared assuming that the acquisition of Kellogg occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill; (ii) the interest expense related to the borrowings under bank credit agreements to finance a portion of the purchase price; (iii) reduction in investment income for utilization of the Company's cash and investments to finance a portion of the purchase price; and (iv) the elimination of Kellogg's costs associated with the exercise of options under Kellogg's stock option plan which were exercised in connection with the acquisition of Kellogg.

         The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction been effected at the beginning of Fiscal 1993 or of future results of the combined companies.

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO. (CONTINUED)
                                                                                    THREE MONTHS ENDED APRIL 4, 1993
                                                                                    --------------------------------
                                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net revenues                                                                           $56,768
         Loss before income taxes and
           cumulative effect of changes in
           method of accounting                                                                  (2,267) (a)
         Loss before cumulative effect
           of changes in method of accounting                                                    (1,512)
         Net loss                                                                                (4,759)
         Per share data:
           Loss before cumulative effect
             of change in method of accounting                                                     (.09)
           Net loss                                                                                (.28)


           (a) Prior to acquisition by the Company, Kellogg recorded a $3.2 million provision for environmental matters.


(3)  INVENTORIES

      The components of inventory were as follows:

                                                                            APRIL 3, 1994               JANUARY 2, 1994
                                                                            -------------               ---------------
                                                                                     (AMOUNTS IN THOUSANDS)

     Raw materials                                                             $ 8,281                       $10,040
     Work in process                                                             3,857                         1,871
     Finished goods                                                             21,248                        21,701
                                                                               -------                       -------
                                                                               $33,386                       $33,612
                                                                               =======                       =======


(4)  PROPERTY AND EQUIPMENT, NET

      Property and equipment consisted of the following:

                                                                            APRIL 4, 1994               JANUARY 2, 1994
                                                                            -------------               ---------------
                                                                                         (AMOUNTS IN THOUSANDS)

      Property and equipment at cost
        Land, buildings and improvements                                       $21,234                       $21,151
        Equipment, factory and other                                            52,551                        57,227
                                                                               -------                       -------
                                                                                73,785                        78,378
      Less accumulated depreciation                                             23,845                        25,137
                                                                               -------                       -------
                                                                               $49,940                       $53,241
                                                                               =======                       =======


                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(5)  INCOME TAXES

         The Company's effective tax rate as reported in its latest annual report on FORM 10-K was 67% for Fiscal 1993. Excluding the effect of the $11 million restructuring/reorganization and excess facilities charge reported for Fiscal 1993, the effective tax rate would have been reduced from 67% to 50%. The difference between the Company's effective tax rate of 47% for the three months ended April 3, 1994 and the adjusted 50% for Fiscal year 1993 was primarily a result of amortization of goodwill becoming a lower percentage of earnings before income taxes.

         The Company's federal income tax returns for all years subsequent to fiscal year 1987 are subject to review by the Internal Revenue Service.

         As part of the sale of the Company's printer business in 1987, the Company indemnified the purchaser with respect to foreign tax liabilities of the Company's former foreign subsidiaries relating to periods prior to the sale.


(6)  LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

                                                                 APRIL 3, 1994                   JANUARY 2, 1994
                                                                 -------------                   ---------------
                                                                             (AMOUNTS IN THOUSANDS)
  Group Credit Line                                                $ 16,099                         $ 17,820(a)
  Housewares Credit Agreement                                         8,216                           13,956
  Frem Credit Agreement                                               4,978                            6,500
  12.7% Senior Subordinated Notes                                    60,000                           60,000
  7% Convertible Subordinated Note                                   22,000                           22,000
  Other                                                                 973                              944
                                                                   --------                         --------
                                                                    112,266                          121,220
  Less current portion                                                1,767                            9,238
                                                                   --------                         --------
                                                                   $110,499                         $111,982
                                                                   ========                         ========


         (a) The Group Credit Line replaced the following which were outstanding on January 2, 1994:

                          Woodstream Credit Agreement                               $ 1,286
                          Kellogg Credit Agreement                                    9,614
                          Mortgage Note                                               6,920
                                                                                    -------
                                                                                    $17,820
                                                                                    =======


         On April 1, 1994 the Company entered into an agreement which provides for a $35 million bank credit line ("Group Credit Line") and a $5 million

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(6) LONG-TERM OBLIGATIONS (CONTINUED)

standby letter of credit facility. The Group Credit Line reduces to $30 million at December 31, 1995 and $25 million at December 31, 1996. Final maturity will be on December 1, 1998.

         Loans under the Group Credit Line bear interest at either the bank's prime rate plus one-quarter of one percent or the LIBOR rate plus 1.75%. The agreement provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount.

         Borrowings under the Group Credit Line are collateralized by substantially all of the assets of the Company not otherwise pledged. The Group Credit Line contains certain financial and operating covenants, the most restrictive of which requires the Company to maintain a minimum level of cash flow.


(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

         Series B ESOP Convertible Preferred Stock, net, consisted of the following:
                                                                                     APRIL 3, 1994               JANUARY 2, 1994
                                                                                     -------------               ---------------
                                                                                                (AMOUNTS IN THOUSANDS)

     Series B ESOP Convertible Preferred
       Stock, par value $.01                                                             $ 5,921                    $ 5,939
     Unearned compensation                                                                (3,085)                    (3,253)
                                                                                         -------                    -------
                                                                                         $ 2,836                    $ 2,686
                                                                                         =======                    =======


(8)  COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                                                                      APRIL 3, 1994                JANUARY 2, 1994
                                                                                      -------------                ---------------

     Authorized shares                                                                  60,000,000                    60,000,000
                                                                                        ==========                    ==========

     Shares issued                                                                      27,098,817                    27,067,262
     Shares held in treasury                                                             9,223,600                     9,223,600
                                                                                        ----------                    ----------
                                                                                        17,875,217                    17,843,662
                                                                                        ==========                    ==========


                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(9)  NET INCOME PER COMMON SHARE

        Primary earnings per common share are based upon the weighted average of common stock and dilutive common stock equivalent shares outstanding during each period. Fully diluted earnings per share have been omitted since they are either the same as primary earnings per share or anti-dilutive. The weighted average number of shares used in computation of earnings per share consisted of the following for the periods presented:

                                                                                          THREE MONTHS ENDED
                                                                                ----------------------------------------
                                                                                APRIL 3, 1994              APRIL 4, 1993
                                                                                -------------              -------------
                                                                                         (AMOUNTS IN THOUSANDS)
     Weighted average shares of common
       stock outstanding during the period                                         17,848                     17,154
     Series B ESOP Convertible Preferred
       Stock                                                                        1,640                      1,676
     Weighted average common equivalent
       shares due to stock options                                                    580                        792
                                                                                   ------                     ------
                                                                                   20,068                     19,622
                                                                                   ======                     ======

(10)  CONTINGENCIES

  LEGAL PROCEEDINGS

        The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  ENVIRONMENTAL MATTERS

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio, Easthampton, Massachusetts, Hudson, New Hampshire, and Lititz, Pennsylvania, hazardous substances or oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize,

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



         ENVIRONMENTAL MATTERS (CONTINUED)

or in the past have utilized, hazardous substances.   There can be no
assurance that activities at these or any other facilities or future facilities owned or operated by the Company may not result in additional environmental claims being asserted against the Company or that additional investigations or remedial actions may be required.

         In connection with the acquisition of Kellogg by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties.
Such additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water
monitoring and the estimated costs thereof.   Based upon the cost estimates
provided by the Consultants, the Company believes remediation costs will be approximately $1.5 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $195,000 for the first ten years and $130,000 for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company has recorded a liability of approximately $3.7 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $424,000 of the remediation costs in Fiscal 1994 with the balance being paid out in Fiscal 1995 and Fiscal 1996. During the First Quarter of Fiscal 1994 the Company paid approximately $100,000 of such costs. These estimates may subsequently change if additional sites are identified or further remediation measures are required or undertaken or the interpretation of current laws or regulations are modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                        EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

       The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended April 3, 1994 (the First Quarter of Fiscal 1994) and April 4, 1993 (the First Quarter of Fiscal 1993) and the financial condition at April 3, 1994 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for or as of the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

       Net revenues for the First Quarter of Fiscal 1994 increased approximately $8 million (17%) from the comparable prior year period. The increase was primarily due to the inclusion of the results of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") acquired on April 1, 1993 (approximately $12.7 million) and increases in sales of kitchen tools and gadgets (approximately $2.3 million). The increase was partially offset by declines in sales of Frem Corporation's plastic products ($2.1 million) and declines in bakeware sales ($1 million). In addition, net revenues for the First Quarter of Fiscal 1993 included $3.2 million associated with the Company's plastic tackle and hunting storage container business, whose assets were sold in January 1994.


GROSS PROFIT

       The Company's gross profit margin declined from 35% in the First Quarter of Fiscal 1993 to 33% for the First Quarter of Fiscal 1994. The decline was due to the inclusion of the results of Kellogg, whose gross margin was lower than the Company's consolidated gross margin.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses increased to $11.7 million (21% of net revenues) for the First Quarter of Fiscal 1994 from $11.2 million (24% of net revenues) for the First Quarter of Fiscal 1993. The increase was primarily due to the inclusion of Kellogg ($1.9 million). The increase was partially offset by benefit associated with the implementation of the restructuring plan and expenses associated with the Company's plastic tackle and hunting storage container business, whose assets were sold in January 1994.

NET INTEREST EXPENSE

       Net interest expense increased $505,000 from the First Quarter of Fiscal 1993 level of $2.6 million. The increase was primarily due to the acquisition of Kellogg on April 1, 1993.

                        EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



RESTRUCTURING/REORGANIZATION AND EXCESS FACILITIES CHARGE

       During the Fourth Quarter of Fiscal 1993, the Company recorded an $11 million restructuring/reorganization and excess facilities charge ($6.6 million after income taxes) resulting from management's analysis of the Company's operations and future strategy. Of this charge approximately $2.7 million was non-cash. At January 2, 1994, the accrual relating to restructuring/reorganization and excess facilities costs was $8.3 million.

       During the First Quarter of Fiscal 1994, the Company charged approximately $1.3 million against such accrual for costs incurred in the implementation of the restructuring plan. At April 3, 1994 the accrual was $7 million. The Company estimates that the benefit it received in the First Quarter of 1994 from the restructuring was approximately $600,000. The benefit was primarily due to a reduction and realignment in administrative and operating personnel, principally at Ekco Housewares. The Company expects to realize total benefits in Fiscal 1994 of between $2.5 million and $3.0 million.


CUMULATIVE EFFECT OF CHANGES IN METHOD OF ACCOUNTING

       The charge in Fiscal 1993 for the cumulative effect of changes in method of accounting was due to the adoption by the Company of Statement of Financial Accounting Standard No. 106, "Employees' Accounting for Post-retirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employees' Accounting for Post-employment Benefits".


LIQUIDITY AND CAPITAL RESOURCES

       During the First Quarter of Fiscal 1994, the Company generated approximately $6.4 million of cash from operations. Such cash along with proceeds from the January 1994 sale of the Company's plastic tackle box and hunting storage container business were used for capital expenditures (approximately $2 million) and a $9 million reduction in borrowings.

       The decline in the Company's accounts receivable balance relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. The decline in property and equipment results primarily from the January 1994 sale of the assets of the Company's plastic tackle box and hunting storage container business.

       On April 1, 1994, the Company entered into an agreement which provides for a $35 million bank credit line ("Group Credit Line") and a $5 million standby letter of credit facility. The Group Credit Line reduces to $30

                        EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

million at December 31, 1995 and $25 million at December 31, 1996. Final maturity will be on November 30, 1998. Loans under the Group Credit Line bear interest at either the bank's prime rate plus one-quarter of one percent or the LIBOR rate plus 1.75%. Initial borrowings under the Group Credit Line were used to refinance loans under the Woodstream Credit Agreement and the Kellogg Credit Agreements and to retire a 10% Mortgage Note.

       Including the Group Credit Line, the Company and its operating subsidiaries have credit facilities of $59.5 million, of which $29.3 million were outstanding at April 3, 1994. These credit facilities reduce to $56.4 million at the end of Fiscal 1994 and to $32.6 million at the end of Fiscal 1995. The Company believes it will have sufficient borrowing capacity to finance its ongoing operations through the end of fiscal year 1994. The Company may require additional funds to finance any additional acquisitions.

       The Company has land and buildings in Hudson, New Hampshire, Toronto, Ontario, Chicago, Illinois, and a portion of its facilities in Lititz, Pennsylvania, held for sale. The Company is actively pursuing the sale or lease of these properties, and has partially leased the Hudson, Lititz and Toronto facilities. The aggregate carrying values of such properties are periodically reviewed and are stated at the lower of cost or market. During the fourth quarter of Fiscal 1993, the Company provided an additional $1 million carrying value write down for these properties.

       The Company has provided approximately $3.8 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with Kellogg-owned or occupied facilities. The Company believes the provision is adequate but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or if interpretation of current laws or regulations are modified or changed.

                       EKCO GROUP, INC. AND SUBSIDIARIES


                                    PART II

                               OTHER INFORMATION




ITEM 1           LEGAL PROCEEDINGS

                 From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such asserted claims or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that with respect to its operating facilities at Massillon and Hamilton Ohio, Easthampton, Massachusetts, Hudson, New Hampshire, and Lititz, Pennsylvania hazardous substances or oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or any future facilities owned or operated by the Company may not result in the assertion of additional environmental claims against the Company or of required remedial actions.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K:
  a)             EXHIBIT
                 NUMBER               EXHIBIT DESCRIPTION
                 -------              -------------------
                 10.1                 Credit Agreement dated as of April 1, 1994 with Fleet Bank of Massachusetts,
                                      N.A. and Shawmut Bank, N.A.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EKCO GROUP, INC.
                                         -------------------------------------
                                                    (Registrant)





Date: May 17, 1994                                                    By: /s/ ROBERT STEIN
     -------------                                                        -----------------------------------
                                                                          Robert Stein,
                                                                          President and
                                                                          Chief Executive Officer




                                                                      By: /s/ DONATO A. DENOVELLIS
                                                                          ----------------------------------
                                                                          Donato A. DeNovellis
                                                                          Vice President and
                                                                          Chief Financial Officer

                       INDEX TO EXHIBIT FILED WITH FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1994





Exhibit No.     Description
- -----------     -----------

10.1            Credit Agreement dated as of April 1, 1994 with
                Fleet Bank of Massachusetts, N.A. and Shawmut Bank,
                N.A.