Form 10-Q/A
period 1994-04-03
EKCO GROUP INC /DE/
filed 1994-05-17
CIK 18827

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



                                         EKCO GROUP, INC.
                                         -------------------------------------
                                                    (Registrant)





Date: May 17, 1994                                                    By: /s/ ROBERT STEIN
     -------------                                                        -----------------------------------
                                                                          Robert Stein,
                                                                          President and
                                                                          Chief Executive Officer




                                                                      By: /s/ DONATO A. DENOVELLIS
                                                                          ----------------------------------
                                                                          Donato A. DeNovellis
                                                                          Vice President and
                                                                          Chief Financial Officer

                       INDEX TO EXHIBIT FILED WITH FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1994





Exhibit No.     Description
- - -----------     -----------

10.1            Credit Agreement dated as of April 1, 1994 with
                Fleet Bank of Massachusetts, N.A. and Shawmut Bank,
                N.A.