Form 10-Q
period 1994-07-03
EKCO GROUP INC /DE/
filed 1994-08-16
CIK 18827

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                             ___________________

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                   For quarterly period ended July 3, 1994
                                              ------------

                        Commission File Number 1-7484
                                               ------


                               EKCO GROUP, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                      11-2167167
  -------------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


               98 Spit Brook Road, Nashua, New Hampshire  03062
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                (603) 888-1212
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                   -----

        As of August 8, 1994, there were issued and outstanding 17,999,490 shares of common stock of the registrant.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                (Amounts in thousands, except per share data)

                                                            July 3,        January 2,
                                                              1994           1994
                                                          -----------      ----------
                                                          (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                $    500         $    327
  Accounts receivable, net of allowance for
    doubtful accounts (July 3, 1994, $1,938;
    January 2, 1994, $1,758)                                 36,046           36,095
  Inventories                                                39,858           33,612
  Prepaid expenses and other current assets                   5,596            5,800
  Deferred income taxes                                       9,665            9,647
  Investments pledged as collateral                           3,800            4,350
                                                            -------          -------
      Total current assets                                   95,465           89,831

Property and equipment, net                                  49,952           53,241
Property held for sale or lease, net                          8,936            9,353
Other assets                                                  4,456           10,006
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  (July 3, 1994, $21,071; January 2, 1994, $18,852)         143,213          145,530
                                                            -------          -------
      Total assets                                         $302,022         $307,961
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                             $  3,768         $  4,338
  Current portion of long-term obligations                    6,134            9,238
  Accounts payable                                           15,019           13,955
  Accrued expenses                                           27,135           31,659
  Income taxes                                                2,730            4,872
                                                            -------          -------
      Total current liabilities                              54,786           64,062
                                                            -------          -------

Accrued pension, postretirement and postemployment costs      1,507            1,466
                                                            -------          -------
Long-term obligations, less current portion                 113,894          111,982
                                                            -------          -------
Deferred income taxes                                         1,842            1,589
                                                            -------          -------
Other long-term liabilities                                   8,241            8,814
                                                            -------          -------

Commitments and contingencies                                     -                -
Series B ESOP Convertible Preferred Stock, net;
  outstanding July 3, 1994, 1,602 shares;
  outstanding January 2, 1994, 1,645 shares redeemable
  at $3.61 per share                                          2,867            2,686
                                                            -------          -------
Minority interest                                               498              498
                                                            -------          -------

Stockholders' equity
  Common stock, $.01 par value; outstanding
    July 3, 1994, 17,974 shares; outstanding
    January 3, 1994, 17,844 shares                              180              178
  Capital in excess of par value                            104,718          104,202
  Cumulative translation adjustment                             816            1,091
  Retained earnings                                          17,761           15,749
  Unearned compensation                                      (3,184)          (2,452)
  Pension liability adjustment                               (1,904)          (1,904)
                                                            -------          -------
                                                            118,387          116,864
                                                            -------          -------
      Total liabilities and stockholders' equity           $302,022         $307,961
                                                           ========         ========

The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JULY 3, 1994 AND JULY 4, 1993
                   (Amounts in thousands, except share data)
                                  (UNAUDITED)

                                                Three Months Ended         Six Months Ended
                                                ------------------        ------------------
                                                 1994        1993         1994          1993
                                                 ----        ----         ----          ----
Net revenues                                   $59,199     $57,439     $113,553      $103,759
                                               -------     -------     --------      --------

Costs and expenses
  Cost of sales                                 39,657      39,574       76,265        69,782
Selling, general and administrative             13,482      12,115       25,168        23,312
  Amortization of excess cost over
    fair value                                   1,109       1,111        2,219         2,012
                                               -------     -------     --------      --------
                                                54,248      52,800      103,652        95,106
                                               -------     -------     --------      --------

Income before interest and
  income taxes                                   4,951       4,639        9,901         8,653
                                               -------     -------     --------      --------

Net interest expense
  Interest expense                               3,095       3,301        6,289         6,132
  Investment income                               (133)       (111)        (226)         (346)
                                               -------     -------     --------      --------
                                                 2,962       3,190        6,063         5,786
                                               -------     -------     --------      --------

Income before income taxes and
  cumulative effect of accounting
  changes                                        1,989       1,449        3,838         2,867

Income taxes                                       956         671        1,826         1,319
                                               -------     -------     --------      --------

Income before cumulative effect of
  accounting changes                             1,033         778        2,012         1,548

Cumulative effect of changes in method
  of accounting for postretirement
  and postemployment benefits (net of
  income taxes of $1,954)                            -           -            -        (3,247)
                                               -------     -------     --------      --------

Net income (loss)                              $ 1,033     $   778     $  2,012     ($  1,699)
                                               =======     =======     ========      ========

Per share data:
  Earning before cumulative effect of
    accounting changes                            $.05        $.04         $.10         $ .08
  Cumulative effect of accounting
    changes                                          -           -            -          (.19)
                                                   ---         ---          ---           ---
  Net income (loss)                               $.05        $.04         $.10         $(.11)
                                                  ====        ====         ====         =====

Weighted average number of shares used
  in computation of per share data:
  Earnings before cumulative effect
    of accounting changes                   20,113,521  20,190,991   20,090,546    19,906,257
  Cumulative effect of accounting
    changes                                          -           -            -    17,148,320

The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 3, 1994 AND JULY 4, 1993
                            (Amounts in thousands)
                                  (UNAUDITED)

                                                                    1994            1993
                                                                    ----            ----
Cash flows from operating activities
  Net income (loss)                                              $  2,012         $ (1,699)
  Adjustments to reconcile net income to net cash
    provided by (used in) operations
      Depreciation and amortization                                 4,757            4,454
      Amortization of intangible assets                             3,985            2,478
      Cumulative effect of accounting changes                           -            3,247
      Other                                                           940            1,383
      Change in certain assets and liabilities, net of
        effects from acquisition of businesses, affecting
        cash provided by (used in) operations:
        Accounts receivable                                          (302)           1,763
        Inventories                                                (6,833)         (11,601)
        Other assets                                                4,276           (2,732)
        Accounts payable and accrued expenses                      (4,468)            (457)
        Income taxes payable and deferred taxes                    (2,146)          (2,024)
                                                                  -------          -------
          Net cash provided by (used in) operations                 2,221           (5,188)
                                                                  -------          -------

Cash flows from investing activities
  Proceeds from sale of property, equipment and product line        4,412              103
  Capital expenditures                                             (4,481)          (8,801)
  Acquisition of business, net of cash acquired                         -          (26,428)
                                                                  -------          -------
          Net cash used in investing activities                       (69)         (35,126)
                                                                  -------          -------

Cash flows from financing activities
  Proceeds from issuance of notes payable and
    long-term obligations                                          24,355           24,511
  Issuance of common stock under stock purchase plans                 363              285
  Payment of notes and long-term obligations                      (26,349)          (1,411)
  Other                                                              (400)             109
                                                                  -------          -------
          Net cash provided by (used in) financing activities      (2,031)          23,494

Effect of exchange rate changes on cash                                52              141
                                                                  -------          -------
Net increase (decrease) in cash and cash equivalents                  173          (16,679)
Cash and cash equivalents at beginning of year                        327           16,998
                                                                  -------          -------
Cash and cash equivalents at end of period                       $    500         $    319
                                                                  =======          =======

Cash paid during the period for
      Interest                                                   $  5,928         $  5,626
      Income taxes                                                  3,762            3,036

The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION AND OTHER MATTERS

        The consolidated condensed financial statements included herein have been prepared by Ekco Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. The Company's principal operating subsidiaries are wholly-owned Ekco Housewares, Inc. ("Housewares"), Frem Corporation ("Frem") and Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") and majority-owned Woodstream Corporation ("Woodstream"). All significant intercompany accounts and transactions have been eliminated. The condensed financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the Company's financial position and the results of its operations. Such adjustments are of a normal recurring nature.

        A large part of the Company's business is seasonal. Historically, revenues in the last half of the calendar year have been greater than revenues in the first half of the year. Accordingly, the results for the entire year may not necessarily be the product of annualizing results for any interim period.


(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO.

        On April 1, 1993, the Company acquired Kellogg for a cash payment of approximately $26 million and 564,651 shares of the Company's common stock valued at approximately $6.5 million. The following unaudited pro forma combined results of operations for the six months ended July 4, 1993 have been prepared assuming that the acquisition of Kellogg occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for:
(i) the amortization of goodwill; (ii) the interest expense related to the borrowings under bank credit agreements to finance a portion of the purchase price; (iii) reduction in investment income for utilization of the Company's cash and investments to finance a portion of the purchase price; and (iv) the elimination of costs associated with the exercise of options under Kellogg's stock option plan which were exercised in connection with the acquisition of Kellogg.

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

                       EKCO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO. (continued)

                                                     Six months ended July 4, 1993
                                                     -----------------------------
                                            (Amounts in thousands, except per share data)
     Net revenues                                                $114,207
     Loss before income taxes and
       cumulative effect of changes in
       method of accounting                                          (818) (a)
     Loss before cumulative effect
       of changes in method of accounting                            (734)
     Net loss                                                      (3,981)
     Per share data:
       Loss before cumulative effect
         of change in method of accounting                           (.04)
       Net loss                                                      (.23)

       (a) Prior to acquisition by the Company, Kellogg recorded a $3.2 million provision for environmental matters.


(3)  Inventories

          The components of inventory were as follows:

                                                 July 3, 1994        January 2, 1994
                                                  ------------       ---------------
                                                       (Amounts in thousands)
     Raw materials                                  $12,507               $10,040
     Work in process                                  4,215                 1,871
     Finished goods                                  23,136                21,701
                                                    -------               -------
                                                    $39,858               $33,612
                                                    =======               =======

(4)  Property and Equipment, Net

          Property and equipment consisted of the following:

                                                 July 3, 1994        January 2, 1994
                                                  ------------       ---------------
                                                       (Amounts in thousands)
     Property and equipment at cost
       Land, buildings and improvements             $21,307               $21,151
       Equipment, factory and other                  54,401                57,227
                                                    -------               -------
                                                     75,708                78,378
     Less accumulated depreciation,
       and amortization                              25,756                25,137
                                                    -------               -------
                                                    $49,952               $53,241
                                                    =======               =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)

(5)  INCOME TAXES

        The Company's effective tax rate as reported in its latest annual report on Form 10-K was 67% for Fiscal 1993. Excluding the effect of the $11 million restructuring/ reorganization and excess facilities charge reported for Fiscal 1993, the effective tax rate would have been reduced from 67% to 50%. The difference between the Company's effective tax rate of 48% for the three and six months ended July 3, 1994 and the adjusted tax rate of 50% for Fiscal 1993 was primarily a result of amortization of goodwill becoming a lower percentage of earnings before income taxes.

        The Company's federal income tax returns for all years subsequent to fiscal year 1987 are subject to review by the Internal Revenue Service.

        As part of the sale of the Company's printer business in 1987, the Company indemnified the purchaser with respect to foreign tax liabilities of the Company's former foreign subsidiaries relating to periods prior to the sale.


(6)  LONG-TERM OBLIGATIONS

          Long-term obligations consisted of the following:

                                              July 3, 1994         January 2, 1994
                                              ------------         ---------------
                                                     (Amounts in thousands)
     Group Credit Line                         $ 19,000               $ 17,820 (a)
     Housewares Credit Agreement                 12,281                 13,956
     Frem Credit Agreement                        6,500                  6,500
     12.7% Senior Subordinated Notes             60,000                 60,000
     7% Convertible Subordinated Note            22,000                 22,000
     Other                                          247                    944
                                                -------                -------
                                                120,028                121,220
     Less current portion                         6,134                  9,238
                                                -------                -------
                                               $113,894               $111,982
                                               ========               ========

     (a) The Group Credit Line replaced the following which were outstanding on January 2, 1994:

          Woodstream Credit Agreement           $ 1,286
          Kellogg Credit Agreement                9,614
          10% Mortgage Note                       6,920
                                                -------
                                                $17,820
                                                =======

        On April 1, 1994 the Company entered into an agreement which provides for a $35 million bank credit line ("Group Credit Line") and a $5 million standby letter of credit facility. The Group Credit Line reduces to $30 million at December 31, 1995 and $25 million at December 31, 1996. The loan matures on December 1, 1998. Loans under the Group Credit Line bear interest at either the bank's prime rate plus one-quarter of one percent or the LIBOR rate plus 1.75%. The agreement provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount. Borrowings under the Group Credit Line are collateralized by substantially all of the assets of the Company not otherwise pledged. The Group Credit Line contains certain financial and operating covenants, the most restrictive of which requires the Company to maintain a minimum level of cash flow.

        The maturity of $3.0 million due under the Frem Credit Agreement has been extended from June 30, 1994 to August 31, 1994.

                       EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

       Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                             July 3, 1994         January 2, 1994
                                             ------------         ---------------
                                                    (Amounts in thousands)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, no dividend       $ 5,784               $ 5,939
     Unearned compensation                       (2,917)               (3,253)
                                                 ------                ------
                                                $ 2,867               $ 2,686
                                                =======               =======

(8)  COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                              July 3, 1994         January 2, 1994
                                              ------------         ---------------
     Authorized shares                         60,000,000            60,000,000
                                               ==========            ==========

     Shares issued                             27,197,494            27,067,262
     Shares held in treasury                   (9,223,600)           (9,223,600)
                                               ----------            ----------
     Shares outstanding                        17,973,894            17,843,662
                                               ==========            ==========

(9)  EARNINGS PER COMMON SHARE

        Primary earnings per common share are based upon the weighted average of common stock and dilutive common stock equivalent shares, including Series B
ESOP Convertible Preferred Stock, outstanding during each period. Fully diluted earnings per share have been omitted since they are either the same as primary earnings per share or anti-dilutive. The weighted average number of shares used in computation of earnings per share consisted of the following for the periods presented:

                                                   Three months ended          Six months ended
                                                   ------------------          ----------------
                                                   July 3,     July 4,        July 3,     July 4,
                                                   -------     -------        -------     -------
                                                    1994        1993           1994        1993
                                                    ----        ----           ----        ----
                                                               (Amounts in thousands)
     Weighted average shares of common
       stock outstanding during the
       period                                      17,926      17,741         17,887      17,447
     Series B ESOP Convertible
       Preferred Stock                              1,640       1,676          1,640       1,676
     Weighted average common equivalent
       shares due to stock options                    547         774            564         783
                                                   ------      ------         ------      ------
                                                   20,113      20,191         20,091      19,906
                                                   ======      ======         ======      ======

(10)  CONTINGENCIES

      LEGAL PROCEEDINGS

        The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                       EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


        ENVIRONMENTAL MATTERS

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio, Easthampton, Massachusetts, Hudson, New Hampshire, and Lititz, Pennsylvania, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities owned or operated by the Company may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

        In connection with the acquisition of Kellogg by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs therefor. Based upon the cost estimates provided by the Consultants, the Company believes remediation costs will be approximately $1.5 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $195,000 for the first ten years and $130,000 for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company has recorded a liability of approximately $3.7 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $424,000 of the remediation costs in Fiscal 1994 with the balance being paid out in Fiscal 1995 and Fiscal 1996. During the first six months of Fiscal 1994 the Company paid approximately $140,000 of such costs. These estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                       EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended July 3, 1994 (the Second Quarter of 1994) and July 4, 1993 (the Second Quarter of 1993) and for the twenty six week periods ended July 3, 1994 (the First Half of 1994), July 4, 1993 (the First Half of 1993) and the financial condition at July 4, 1993 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

        Net revenues for the Second Quarter and First Half of 1994 increased approximately $1.8 million (3.0%) and $9.8 million (9.4%), respectively, from the comparable prior year periods. Net revenues for the Second Quarter and First Half of 1993 include $3.1 million and $6.2 million, respectively, associated with the Company's tackle box and hunting storage container business, which assets were sold in January 1994. Net revenues for the First Half of 1994 include first quarter revenues of $12.7 million from Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg"). Kellogg was acquired by the Company on April 1, 1993. Excluding the above acquisitions and divestitures, net revenues for the Second Quarter and First Half of 1994 increased approximately $4.9 million (9.0%) and $3.4 million (3.5%). Approximately $4.8 million of the Second Quarter increase resulted from increased sales of the Company's bakeware products, Frem plastic products and household pest control products. Such increases more than offset declines in first quarter results of these product lines. Approximately $1.5 million of the Second Quarter and First Half increase was due to increased sales of the Company's brooms, brushes and mops, primarily in the hardware channel. The above increases in net revenues for the Second Quarter were partially offset by a decline in sales of kitchen tools and gadgets. The Second Quarter of 1993 included initial shipments to a major customer. For the First Half comparison, sales of kitchen tools and gadgets increased $1.0 million.

GROSS PROFIT

        The Company's gross profit margin improved from 31.1% in the Second Quarter of 1993 to 33.0% in the comparable 1994 period. The improvement was primarily due to the exclusion of the results of the Company's plastic box and hunting storage container business whose gross margin was lower than the Company's consolidated gross margin and changes in revenue mix. The Company's gross profit margin for the First Half periods remained essentially the same.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling general and administrative expenses for the Second Quarter and First Half of 1994 increased approximately $1.4 million (11.3%) and $1.9 million (8.0%), respectively, from the comparable prior year periods. The increase for the Second Quarter of 1994 was primarily due to increased display and sales promotion costs in the Company's kitchen tool and gadget product lines and costs associated with a start-up subsidiary that is developing product for the upscale and specialty marketplace. The increase for the First Half of 1994 was also affected by the inclusion of Kellogg ($1.9 million). The increase was partially offset by the benefit associated with the implementation of the restructuring plan and the elimination of expenses associated with the Company's plastic tackle and hunting storage container business, which assets were sold in January 1994.

                       EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


RESULTS OF OPERATIONS (continued)

NET INTEREST EXPENSE

        Net interest expense for the Second Quarter of 1994 decreased $228,000 from the comparable prior year period. The decline was primarily due to lower interest rates. Net interest expense increased $277,000 from the First Half of 1993. The increase was primarily due to the additional debt associated with the acquisition of Kellogg on April 1, 1993 and partially offset by the lower rates experienced in the Second Quarter comparisons.

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

        During the First Half of 1994, the Company charged approximately $2.8 million against such accrual for costs incurred in the implementation of the restructuring plan. At July 3, 1994 the accrual was $5.6 million. The Company estimates that the benefit it received in the Second Quarter and First Half of 1994 from the restructuring was approximately $500,000 and $1.1 million, respectively. The benefit was primarily due to a reduction and realignment in administrative and operating personnel, principally at Ekco Housewares. The Company expects to realize total benefits in Fiscal 1994 of approximately
$2.5 million.



CUMULATIVE EFFECT OF CHANGES IN METHOD OF ACCOUNTING

        The charge in Fiscal 1993 for the cumulative effect of changes in method of accounting was due to the adoption by the Company of Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".


LIQUIDITY AND CAPITAL RESOURCES

        During the First Half of 1994, the Company generated approximately $2.2 million of cash from operations. Such cash, along with proceeds from the January 1994 sale of the Company's plastic tackle box and hunting storage container business, was used for capital expenditures (approximately $4.5 million) and a $2 million reduction in borrowings. Also, during the First Half of 1994, the Company provided its Employee Stock Ownership Plan with approximately $950,000 to purchase approximately 137,000 shares of the Company's Common Stock in the public market.

        The increase in the Company's inventory balance relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. The decline in property and equipment results primarily from the January 1994 sale of the assets of the Company's plastic tackle box and hunting storage container business. The decline in other assets relates to the reduction in time deposits held by a bank to collateralize letters of credit issued to secure a portion of the Company's obligations under employment agreements. The time deposits were used to reduce borrowings.

                       EKCO GROUP INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

        On April 1, 1994, the Company entered into a $40 million bank credit facility consisting of a $35 million credit line ("Group Credit Line") and a $5 million standby letter of credit facility. The Group Credit Line reduces to $30 million at December 31, 1995 and $25 million at December 31, 1996. Final maturity will be on December 1, 1998. Loans under the Group Credit Line bear interest at either the bank's prime rate plus one-quarter of one percent or the LIBOR rate plus 1.75%. The agreement provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount. Initial borrowings under the Group Credit Line were used to refinance loans under the Woodstream Credit Agreement and the Kellogg Credit Agreements and to retire a 10% Mortgage Note.

        The maturity of $3.0 million due under the Frem Credit Agreement has been extended from June 30, 1994 to August 31, 1994.

        Including the Group Credit Line, the Company and its operating subsidiaries have credit facilities of $59.4 million, of which $37.8 million were outstanding at July 3, 1994. These credit facilities reduce to $56.4 million at the end of Fiscal 1994 and to $32.6 million at the end of Fiscal 1995. The Company believes it will have sufficient borrowing capacity to finance its ongoing operations through the end of fiscal year 1994. The Company may require additional funds to finance any further acquisitions.

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

        The Company has provided approximately $3.7 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with Kellogg-owned or occupied facilities. The Company believes the provision is adequate but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified.

                       EKCO GROUP, INC. AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

           ENVIRONMENTAL MATTERS

           From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities at Massillon and Hamilton Ohio, Easthampton, Massachusetts, Hudson, New Hampshire, and Lititz, Pennsylvania hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or any future facilities owned or operated by the Company may not result in additional environmental claims being asserted against the Company or remedial actions being required.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           At the Annual Meeting of Stockholders held on May 17, 1994 in Boston,
           Massachusetts, each of the persons nominated for election as a director of the Company were elected by the votes shown below.
           Directors will hold office until the next annual meeting of stockholders and until their successors are duly chosen and qualified or until their earlier resignation or removal.

                                               No. of                  No. of
                                               Shares Voted            Shares
                                               FOR                     Withheld
           -----------------------------------------------------------------------
           Andrew D. Dunn                      14,892,775              119,099
           T. Michael Long                     14,893,775              118,099
           Stuart B. Ross                      14,893,575              118,299
           Bill W. Sorenson                    14,893,075              118,799
           Herbert M. Stein                    14,893,275              118,599
           Robert Stein                        14,893,084              118,790
           Jeffrey A. Weinstein                14,892,104              119,770

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K:

     a)    Exhibits:  None.

     b) Reports on Form 8-K: On April 20, 1994, the registrant filed a report on Form 8-K as of April 11, 1994 to report under "Item 5. Other Events" its agreement to waive the remaining restrictions on transfer with respect to the remaining 282,325 shares of its common stock set forth in that certain Agreement and Plan of Merger dated as of March 31, 1993 with respect to the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries.

                                  SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 EKCO GROUP, INC.
                                          ------------------------------
                                                   (Registrant)





Date:  August 16, 1994                    By: /s/ ROBERT STEIN
     ---------------------                   ---------------------------
                                             Robert Stein
                                             President and
                                             Chief Executive Officer

                                          By: /s/ DONATO A. DENOVELLIS
                                             ---------------------------
                                             Donato A. DeNovellis
                                             Vice President and
                                             Chief Financial Officer