Form 10-Q
period 1994-10-02
EKCO GROUP INC /DE/
filed 1994-11-15
CIK 18827

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              __________________

                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For quarterly period ended OCTOBER 2, 1994
                                              ---------------

                         Commission File Number 1-7484
                                                ------

                               EKCO GROUP, INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                11-2167167
    -------------------------------                 --------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)



                98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE  03062
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (603) 888-1212
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    ------      ------

   As of November 3, 1994, there were issued and outstanding 18,038,112 shares of common stock of the registrant.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       OCTOBER 2,    JANUARY 2,
                                                         1994          1994
                                                      -----------    ----------
                                                      (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                             $    238      $    327
  Accounts receivable, net of allowance for
    doubtful accounts (October 2, 1994, $2,110;
    January 2, 1994, $1,758)                              50,472        36,095
  Inventories                                             42,731        33,612
  Prepaid expenses and other current assets                5,559         5,800
  Deferred income taxes                                    8,617         9,647
  Investments pledged as collateral                        3,800         4,350
                                                        --------      --------
        Total current assets                             111,417        89,831

Property and equipment, net                               50,845        53,241
Property held for sale or lease, net                       7,524         9,353
Other assets                                               4,668        10,006
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  (October 2, 1994, $22,182; January 2, 1994, $18,852)   142,171       145,530
                                                        --------      --------
        Total assets                                    $316,625      $307,961
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                          $  3,706      $  4,338
  Current portion of long-term obligations                 9,821         9,238
  Accounts payable                                        15,536        13,955
  Accrued expenses                                        30,888        31,659
  Income taxes                                             2,509         4,872
                                                        --------      --------
        Total current liabilities                         62,460        64,062
                                                        --------      --------

Accrued pension, post-retirement and post-employment
  costs                                                    1,484         1,466
                                                        --------      --------
Long-term obligations, less current portion              114,834       111,982
                                                        --------      --------
Deferred income taxes                                      2,631         1,589
                                                        --------      --------
Other long-term liabilities                                8,352         8,814
                                                        --------      --------
Commitments and contingencies                                  -             -
Series B ESOP Convertible Preferred Stock, net;
  outstanding October 2, 1994, 1,602 shares;
  outstanding January 2, 1994, 1,645 shares;
  redeemable at $3.61 per share                            2,968         2,686
                                                        --------      --------
Minority interest                                            498           498
                                                        --------      --------
Stockholders' equity
  Common stock, $.01 par value; outstanding
    October 2, 1994, 18,033 shares; outstanding
    January 2, 1994, 17,844 shares                           180           178
  Capital in excess of par value                         104,956       104,202
  Cumulative translation adjustment                        1,004         1,091
  Retained earnings                                       22,237        15,749
  Unearned compensation                                   (3,075)       (2,452)
  Pension liability adjustment                            (1,904)       (1,904)
                                                        --------      --------
                                                         123,398       116,864
                                                        --------      --------
        Total liabilities and stockholders' equity      $316,625      $307,961
                                                        ========      ========

The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                            ------------------          -----------------
                                             1994          1993          1994        1993
                                             ----          ----          ----        ----
Net revenues                            $    78,623   $    73,287    $   192,176  $   177,046
                                        -----------   -----------    -----------  -----------

Costs and expenses
  Cost of sales                              51,511        46,776        127,776      116,558
  Selling, general and administrative        14,507        14,781         39,675       38,093
  Amortization of excess cost over
    fair value                                1,111         1,107          3,330        3,119
                                        -----------   -----------    -----------  -----------
                                             67,129        62,664        170,781      157,770
                                        -----------   -----------    -----------  -----------
Income before interest and
  income taxes                               11,494        10,623         21,395       19,276
                                        -----------   -----------    -----------  -----------
Net interest expense
  Interest expense                            3,223         3,418          9,512        9,550
  Investment income                             (50)         (105)          (276)        (451)
                                        -----------   -----------    -----------  -----------
                                              3,173         3,313          9,236        9,099
                                        -----------   -----------    -----------  -----------
Income before income taxes and
  cumulative effect of accounting
  changes                                     8,321         7,310         12,159       10,177

Income taxes                                  3,845         3,628          5,671        4,947
                                        -----------   -----------    -----------  -----------
Income before cumulative effect of
  accounting changes                          4,476         3,682          6,488        5,230

Cumulative effect of changes in methods
  of accounting for postretirement
  and postemployment benefits (net of
  income taxes of $1,954)                         -             -              -       (3,247)
                                        -----------   -----------    -----------  -----------
Net income                              $     4,476   $     3,682    $     6,488  $     1,983
                                        ===========   ===========    ===========  ===========
Per share data
  Earnings before cumulative effect of
    accounting changes                  $       .22   $       .18    $       .32  $       .26
  Cumulative effect of accounting
    changes                                       -             -              -         (.19)
                                        -----------   -----------    -----------  -----------
  Net income                            $       .22   $       .18    $       .32  $       .07
                                        ===========   ===========    ===========  ===========
Weighted average number of shares used
  in computation of per share data
  Earnings before cumulative effect
    of accounting changes                20,139,157    20,120,909     20,106,750   19,977,807
  Cumulative effect of accounting
    changes                                       -             -              -   17,148,320

The accompanying notes are an integral part of the financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          1994          1993
                                                          ----          ----
Cash flows from operating activities
 Net income                                             $  6,488      $  1,983
 Adjustments to reconcile net income to net cash
  provided by (used in) operations
    Depreciation and amortization                          7,028         6,989
    Amortization of intangible assets                      6,018         4,628
    Cumulative effect of accounting changes                    -         3,247
    Other                                                  3,392         3,094
    Changes in certain assets and liabilities, net of
      effects from acquisition of businesses, affecting
      cash provided by (used in) operations
        Accounts receivable                              (14,885)      (12,796)
        Inventories                                       (9,669)      (11,184)
        Other assets                                       3,123        (3,861)
        Accounts payable and accrued expenses                313         2,572
        Income taxes payable                              (2,362)       (1,672)
                                                        ---------     ---------
         Net cash used in operations                        (554)       (7,000)
                                                        ---------     ---------
Cash flows from investing activities
 Proceeds from sale of property and equipment              5,219           138
 Capital expenditures                                     (7,514)      (11,919)
 Acquisition of business, net of cash acquired                 -       (26,428)
                                                        ---------     ---------
         Net cash used in investing activities            (2,295)      (38,209)
                                                        ---------     ---------
Cash flows from financing activities
 Proceeds from issuance of notes payable and
  long-term obligations                                   30,385        30,274
 Issuance of common stock under stock purchase plans         414           448
 Payment of notes and long-term obligations              (27,582)       (2,998)
 Other                                                      (514)          638
                                                        ---------     ---------
          Net cash provided by financing activities        2,703        28,362
Effect of exchange rate changes on cash                       57           183
                                                        ---------     ---------
Net decrease in cash and cash equivalents                    (89)      (16,664)
Cash and cash equivalents at beginning of year               327        16,998
                                                        ---------     ---------
Cash and cash equivalents at end of period              $    238      $    334
                                                        =========     =========
Cash paid during the period for
    Interest                                            $  6,631      $  6,678
    Income taxes                                           5,586         4,539

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

(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO.

   On April 1, 1993, the Company acquired Kellogg for a cash payment of approximately $26 million and 564,651 shares of the Company's common stock valued at approximately $6.5 million. The following unaudited pro forma combined results of operations for the nine months ended October 3, 1993 have been prepared assuming that the acquisition of Kellogg occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill; (ii) the interest expense related to the borrowings under bank credit agreements to finance a portion of the purchase price; (iii) reduction in investment income for utilization of the Company's cash and investments to finance a portion of the purchase price; and
(iv) the elimination of costs associated with the exercise of options under Kellogg's stock option plan which were exercised in connection with the acquisition of Kellogg.

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

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  ACQUISITION OF KELLOGG BRUSH MANUFACTURING CO. (CONTINUED)

                                          NINE MONTHS ENDED OCTOBER 3, 1993
                                          ---------------------------------
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net revenues                                     $187,494
     Income before income taxes and
       cumulative effect of changes in
       method of accounting                              6,492
     Income before cumulative effect
       of changes in method of accounting                2,948
     Net loss                                             (299)
     Per share data
      Income before cumulative effect
        of change in method of accounting                  .15
      Net loss                                            (.04)

(3)  INVENTORIES

                  The components of inventory were as follows:
                                       OCTOBER 2, 1994  JANUARY 2, 1994
                                       ---------------  ---------------
                                             (AMOUNTS IN THOUSANDS)
     Raw materials                         $15,698           $10,040
     Work in process                         5,431             1,871
     Finished goods                         21,602            21,701
                                           -------           -------
                                           $42,731           $33,612
                                           =======           =======

(4)  PROPERTY AND EQUIPMENT, NET

          Property and equipment, net, consisted of the following:

                                        OCTOBER 2, 1994         JANUARY 2, 1994
                                        ---------------         ---------------
                                               (AMOUNTS IN THOUSANDS)
     Property and equipment at cost
       Land, buildings and improvements    $21,693           $21,151
       Equipment, factory and other         56,952            57,227
                                           -------           -------
                                            78,645            78,378
     Less accumulated depreciation, and
       amortization                         27,800            25,137
                                           -------           -------
                                           $50,845           $53,241
                                           =======           =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(5)  INCOME TAXES

     The Company's effective tax rate as reported in its latest annual report on Form 10-K was 67% for Fiscal 1993. Excluding the effect of the $11 million restructuring/ reorganization and excess facilities charge reported for Fiscal 1993, the effective tax rate would have been reduced from 67% to 50%. The difference between the Company's effective tax rate of 46% for the three and nine months ended October 2, 1994 and the adjusted tax rate of 50% for Fiscal 1993 was primarily a result of amortization of goodwill becoming a lower percentage of earnings before income taxes.

     The Company's federal income tax returns for all years subsequent to fiscal year 1987 are subject to review by the Internal Revenue Service.

     As part of the sale of the Company's printer business in 1987, the Company indemnified the purchaser with respect to foreign tax liabilities of the Company's former foreign subsidiaries relating to periods prior to the sale.


(6)  LONG-TERM OBLIGATIONS

               Long-term obligations consisted of the following:

                                   OCTOBER 2, 1994   JANUARY 2, 1994
                                   ---------------   ---------------
                                          (AMOUNTS IN THOUSANDS)
   Group Credit Line                  $ 21,030          $ 17,820 (a)
   Housewares Credit Agreement          16,049            13,956
   Frem Credit Agreement                 5,356             6,500
   12.7% Senior Subordinated Notes      60,000            60,000
   7% Convertible Subordinated Note     22,000            22,000
   Other                                   220               944
                                      --------          --------
                                       124,655           121,220
   Less current portion                  9,821             9,238
                                      --------          --------
                                      $114,834          $111,982
                                      ========          ========


   (a) The Group Credit Line replaced the following which were outstanding on January 2, 1994:

        Woodstream Credit Agreement    $ 1,286
        Kellogg Credit Agreement         9,614
        10% Mortgage Note                6,920
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

    The maturity of $2.0 million of the revolving credit line due under the Frem Credit Agreement has been extended from June 30, 1994 to January 31, 1995. As of October 2, 1994, Frem was not in compliance with the Leverage Ratio and such non-compliance was waived.

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

    Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                       OCTOBER 2, 1994   JANUARY 2, 1994
                                       ---------------   ---------------
                                            (AMOUNTS IN THOUSANDS)
   Series B ESOP Convertible Preferred
     Stock, par value $.01, no dividend  $ 5,717           $ 5,939
   Unearned compensation                  (2,749)           (3,253)
                                         --------          --------
                                         $ 2,968           $ 2,686
                                         ========          ========

(8)  COMMON STOCK, $.01 PAR VALUE

   Share information regarding common stock consisted of the following:

                                   OCTOBER 2, 1994   JANUARY 2, 1994
                                   ---------------   ---------------
   Authorized shares                 60,000,000        60,000,000
                                     ==========        ==========
   Shares issued                     27,256,742        27,067,262
   Shares held in treasury           (9,223,600)       (9,223,600)
                                     ----------        ----------
   Shares outstanding                18,033,142        17,843,662
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

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                         ------------------     -----------------
                                       OCTOBER 2,  OCTOBER 3,  OCTOBER 2,  OCTOBER 3,
                                         1994        1993        1994         1993
                                         ----        ----        ----         ----
                                                  (AMOUNTS IN THOUSANDS)
Weighted average shares of common
  stock outstanding during the
  period                                18,000      17,765       17,925      17,553
Series B ESOP Convertible
  Preferred Stock                        1,602       1,666        1,627       1,673
Weighted average common equivalent
 shares due to stock options               537         690          555         752
                                        ------      ------       ------      ------
                                        20,139      20,121       20,107      19,978
                                        ======      ======       ======      ======


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

      In connection with the acquisition of Kellogg by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs therefor. Based upon the cost estimates provided by the Consultants, the Company believes remediation costs will be approximately $1.5 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $195,000 per year for the first ten years and $130,000 per year for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company recorded a liability of approximately $3.7 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $231,000 of the remediation costs in Fiscal 1994 with the balance being paid out in Fiscal 1995 and Fiscal 1996. During the first nine months of Fiscal 1994 the Company paid approximately $168,000 of such costs. These estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

  The following discussion and analysis of the consolidated results of operations for the thirteen-week periods ended October 2, 1994 (the Third Quarter of 1994) and October 3, 1993 (the Third Quarter of 1993) and for the thirty-nine week periods ended October 2, 1994 (the First Nine Months of 1994) and October 3, 1993 (the First Nine Months of 1993) and the financial condition at October 2, 1994 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

  Net revenues for the Third Quarter and First Nine Months of 1994 increased approximately $5.3 million (7.3%) and $15.1 million (8.5%), respectively, from the comparable prior year periods. Net revenues for the Third Quarter and First Nine Months of 1993 include $3.4 million and $9.7 million, respectively, associated with the Company's tackle box and hunting storage container business, which assets were sold in January 1994. Net revenues for the First Nine Months of 1994 include first quarter revenues of $12.7 million from Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg"). Kellogg was acquired by the Company on April 1, 1993. Excluding the above acquisitions and divestitures, net revenues for the Third Quarter and First Nine Months of 1994 increased approximately $8.8 million (12.6%) and $12.1 million (7.3%), respectively. Each of the Company's business units contributed to the growth in net revenues. Retailers, while continuing to adhere to stringent inventory controls, are committed to maintaining high service levels for their customers. As a result, retailers are keeping their shelves stocked, which has contributed to the Company's growth in revenues. Approximately $4.0 million of the Third Quarter ($5.0 million of the First Nine Months) increase resulted from increased sales of the Company's bakeware products which benefited from new products such as Crisp It pizza pans and Healthy Cooking broiler and meat loaf pans along with strong growth in Baker's Secret coated products.
Approximately $2.0 million of the Third Quarter ($3.0 million of the First Nine Months) increase resulted from increased sales of the Company's kitchen tool and gadget products which benefited from the J-Hook program introduced in the second half of 1993.

GROSS PROFIT

  The Company's gross profit margin declined from 36.2% in the Third Quarter of 1993 to 34.5% in the comparable 1994 period and from 34.2% in the First Nine Months of 1993 to 33.5% in the comparable 1994 period. The decline in gross profit margin was primarily due to increases in raw material costs and warehousing and distribution costs, along with changes in product mix, which were partially offset by improved facilities utilization at Kellogg. Although raw material costs are increasing in general, the majority of the increase resulted from the approximate doubling of prices of plastic resin, Frem's primary raw material. While the Company has not finalized any sales pricing strategies, it does expect to increase prices in fiscal 1995. There can be no assurance that the sales price increases will offset the increases being experienced in raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses for the Third Quarter of 1994 decreased approximately $300,000 (1.9%) from the comparable prior year period but increased approximately $1.6 million for the First Nine Months of 1994 from the comparable prior year period. Selling, general and administrative expenses for the

                      EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE (CONTINUED)

Third Quarter and First Nine Months of 1993, include $600,000 and $2.1 million, respectively, associated with the Company's tackle box and hunting storage container business. Additionally, selling, general, and administrative expenses for the First Nine Months of 1994, include first quarter expenses of $1.9 million from Kellogg. Excluding the above acquisitions and divestitures, selling, general and administrative expenses for the Third Quarter and First Nine Months of 1994 increased approximately $300,000 and $1.6 million, respectively. The increase is primarily due to increased display and sales promotion costs in the Company's kitchen tool and gadget products and costs associated with a start-up subsidiary that is developing products for the upscale and specialty marketplace. The increase was partially offset by the benefit associated with the implementation of the Restructuring Plan (see "Restructuring/reorganization and excess facilities charge" below).

NET INTEREST EXPENSE

   Net interest expense for the Third Quarter of 1994 decreased $140,000 from the comparable prior year period. The decline was primarily due to lower average borrowings. Net interest expense for the First Nine Months of 1994 increased $137,000 from the First Nine Months of 1993. The increase was primarily due to the additional debt associated with the acquisition of Kellogg on April 1, 1993, partially offset by the lower average borrowings in the Third Quarter of 1994.

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

   During the First Nine Months of 1994, the Company charged approximately $4.9 million against such accrual for costs incurred in the implementation of the restructuring plan. At October 2, 1994 the accrual was $6.1 million. The Company estimates that the benefit it received in the Third Quarter and First Nine Months of 1994 from the restructuring was approximately $540,000 and $1.7 million, respectively. The benefit was primarily due to reduced expenses associated with the reduction and realignment in administrative and operating personnel, principally at Ekco Housewares. The Company expects to realize total benefits in Fiscal 1994 of approximately $2.5 million.

CUMULATIVE EFFECT OF CHANGES IN METHOD OF ACCOUNTING

   The charge in Fiscal 1993 for the cumulative effect of changes in method of accounting was due to the adoption by the Company of Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits".

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

   During the First Nine Months of 1994, the Company utilized approximately $600,000 to fund operating activities, primarily to pay interest expense and to increase working capital levels due to seasonality and increases in distribution to its major customers. Also, during the First Nine Months of 1994, the Company used approximately $2.7 million of increased borrowings along with the proceeds from both the January 1994 sale of the Company's plastic tackle box and hunting storage container business, approximately $3.9 million and the September 1994 sale of the Company's Toronto facility, approximately $900,000, for capital expenditures of approximately $7.5 million.
Additionally, during the First Nine Months of 1994, the Company provided its Employee Stock Ownership Plan with approximately $950,000 to purchase approximately 137,000 shares of the Company's Common Stock in the public market.

   The increase in the Company's inventory and accounts receivable balances relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. In addition to normal depreciation, the decline in property and equipment results primarily from the January 1994 sale of the assets of the Company's plastic tackle box and hunting storage container business. The decline in property held for sale or lease results primarily from the sale of the Company's land and building in Toronto, Ontario. The decline in other assets relates to the reduction in time deposits held by a bank to collateralize letters of credit issued to secure a portion of the Company's obligations under employment agreements. The time deposits were used to reduce borrowings.

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

   The maturity of $2.0 million of the revolving credit line due under the Frem Credit Agreement has been extended from June 30, 1994 to January 31, 1995. As of October 2, 1994, Frem was not in compliance with the Leverage Ratio and such non-compliance was waived.

   Including the Group Credit Line, the Company and its operating subsidiaries have credit facilities of $59.0 million, of which $42.4 million were outstanding at October 2, 1994. These credit facilities reduce to $57.9 million at the end of Fiscal 1994 and to $32.6 million at the end of Fiscal 1995. The Company believes it will have sufficient borrowing capacity to finance its ongoing operations through at least the end of fiscal year 1994. The Company may require additional funds to finance any further acquisitions.

   The Company has land and buildings in Hudson, New Hampshire, Chicago, Illinois, and a portion of its facilities in Lititz, Pennsylvania, held for sale. The Company is actively pursuing the sale or lease of these properties, and has partially leased the Hudson and Lititz facilities. The aggregate carrying values of

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

   a)   Exhibits - none

   b)   Reports on Form 8-K:  The registrant did not file any reports on Form
                8-K during the quarter for which this report is filed.

                                   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EKCO GROUP, INC.
                                  ----------------------------------
                                              (Registrant)





Date:  November 15, 1994          By: /s/ ROBERT STEIN
     ------------------------        -------------------------------
                                     Robert Stein,
                                     President and
                                     Chief Executive Officer

                                  By: /s/ DONATO A. DENOVELLIS
                                     -------------------------------
                                     Donato A. DeNovellis
                                     Executive Vice President,
                                     Finance & Administration,
                                     Chief Financial Officer

                     INDEX TO EXHIBIT FILED WITH FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1994



EXHIBIT NO.            DESCRIPTION
- - -----------            -----------
  27                   Financial Data Schedule