Form 10-K
EKCO GROUP INC /DE/
filed 1995-03-31
CIK 18827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                           COMMISSION FILE NO. 1-7484

                                EKCO GROUP, INC.
             (Exact name of registrant as specified in its charter)
                            -----------------------
              DELAWARE                                  11-2167167
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

         98 SPIT BROOK ROAD                                03062
        NASHUA, NEW HAMPSHIRE                            (Zip Code)
(Address of principal executive offices)

                            ------------------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 888-1212

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $115 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 27, 1995.

     As of March 27, 1995, there were issued and outstanding 18,281,854 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1995: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 25, 1995: Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Part I

Item 1.  BUSINESS

General

         Ekco Group, Inc. (the "Company") is a leading United States manufacturer and marketer of broad lines of branded houseware products for everyday home use. The Company is the leading United States supplier of metal bakeware, kitchen tools and gadgets and non-poisonous household pest control products and is also a leading United States supplier of plastic storage products (including crates, containers, baskets and office organizers), small animal care and control products, and brushes, brooms and mops.

         The Company broadly markets its products, primarily in the United States and Canada, through mass merchandise stores, including Wal-Mart and Kmart (the Company's largest customers), supermarkets, hardware stores, drug stores, specialty stores, home centers and other retail outlets.

         The current business of the Company, a Delaware corporation organized in 1968, was established in 1987 through the purchase of Ekco Housewares, Inc. and subsequently through additional acquisitions of leading consumer product businesses and product lines and through internal development. The following table lists the principal businesses and product categories which the Company has acquired or developed beginning in 1987:

         Ekco Housewares, Inc. - bakeware and kitchen tools and gadgets (acquired October 1987)

         Woodstream Corporation - non-poisonous and low-toxic pest control products (acquired January 1989)

         Non-poisonous pest control product line of McGill Metal Products Company (acquired December 1989)

         Animal care product line of Beacon Industries, Inc.
         (acquired December 1991)

         Frem Corporation - molded plastic houseware and office products (acquired January 1992)

         Kellogg Brush Manufacturing Co. and subsidiaries - brushes, brooms and mops (acquired April 1993)

         B. VIA International Housewares, Inc. Upscale kitchen tools, gadgets, bakeware and other housewares items (developed beginning in the spring of 1994 for product introduction beginning in January 1995)

--------------------------------------------------------------------------------
         As used herein, unless the context requires otherwise, the "Company" and the "registrant" refer to Ekco Group, Inc. and its subsidiaries.

         The Company's strategy is to increase shareholder value by strengthening the Company's position as a major supplier of household consumer products through new product introductions, new market extensions, distribution expansion, and acquisition of, and alliances with, companies whose product lines will expand the Company's business, if and when such opportunities arise. In addition, the Company has continued and expanded the reorganization and restructuring work which it began in the 1993 fiscal year to reduce costs and improve productivity and efficiency. (See Note 18 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the Company's reorganization and restructuring efforts).

         The Company operates primarily in a single industry segment. See Note 15 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for industry and geographic area information.

Recent Developments

         New Consolidated Division for Houseware Products - In connection with its reorganization and restructuring, the Company announced in February 1995 the combination of its principal housewares business units into a single operating division which will, among other things, design, develop, manufacture or source, market and distribute bakeware, kitchenware, broom, brush, mop and plastic products. The new division consolidates the management and operations of Ekco Housewares, Inc., Frem Corporation and Kellogg Brush Manufacturing Co. and subsidiaries. The new division will facilitate a more unified marketing strategy for the Company's housewares products, including the recently announced brand strategy of utilizing the Ekco(R) trademark on all of the products of this new division. Additionally, the division will maintain the strength of its other brand names, including Baker's Secret(R) branded bakeware and Wright-Bernet(TM) branded cleaning products.

         Dividend Reinvestment and Stock Purchase Plan - In February 1995, the Company declared an initial quarterly cash dividend of $0.02 per share payable on April 3, 1995 to stockholders of record on March 17, 1995. At the same time, the board of directors adopted the Ekco Group, Inc. Dividend Reinvestment and Stock Purchase Plan to provide stockholders of record of the Company's common stock, $.01 par value ("Common Stock") with a convenient and economical way to purchase additional shares of Common Stock without fees of any kind by automatically reinvesting all or a portion of their cash dividends and/or making optional cash payments, whether or not their dividends are being reinvested.

         Bank Credit Commitment - In March 1995, the Company received a commitment for a $75 million bank credit facility which will replace existing bank facilities of the Company, Ekco Housewares, Inc. and Frem Corporation. See
Note 6 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the foregoing bank credit commitment.

Products

         Bakeware. The Company manufactures and markets a broad line of metal bakeware, including non-stick coated bakeware marketed under the Baker's Secret(R) and Baker's Secret PRO(TM) trademarks and uncoated bakeware marketed under the Ekco trademark. The Company believes it is the leading supplier of metal bakeware in the United States, based on trade association reports and the reports of an independent national service providing sales and market share data from supermarkets and mass merchandisers. The Company's bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar items.

         Bakeware products are distributed primarily through mass merchandisers, supermarkets, discount drug chains and hardware stores. The Company emphasizes value, quality, functionality, and, in the case of coated products, ease of cleaning and release. These product features have contributed to the Company's leading market share in bakeware. Company-sponsored research in a prior year indicates consumer awareness levels of the Ekco and Baker's Secret brands of 90% and 72%, respectively.

         The Company regularly develops new products to take advantage of its high consumer brand recognition and broad retail distribution. In 1994, the Company introduced a pizza crisper marketed under the CrispIt(TM) trademark. In January 1995, the Company introduced a bakeware merchandising system marketed under the GridWorks(TM) brand name and specialty muffin pans marketed under the Baker's Secret trademark. The Company's national corporate sponsorship of "The Frugal Gourmet Cooks Italian II" program series of twenty-six shows on Public Broadcasting Service began in September 1994 and will continue through 1997.

         B. VIA International Housewares, Inc. (VIA!) has designed bakeware product offerings for the upscale and specialty markets. These products were announced in January 1995 and include cookie sheets, loaf pans and muffin tins in heavy-gauge-coated and uncoated steel, terra cotta bakers, and "Entree One" roasting pans, roasting racks, bakers, and broilers in heavy-gauge coated steel.

         Kitchen Tools and Gadgets. The Company manufactures, purchases from domestic and foreign sources and markets kitchen tools and gadgets under the Ekco and Best Results Professional(TM) trademarks. Based upon management's experience in the markets in which it has marketed products over a period of years, the Company believes it is the leading supplier of kitchen tools and gadgets in the United States. The Company markets more than 1,000 products in its kitchen tools and gadgets line, including multiple colors of the same item and various packaging combinations. Kitchen tools include metal, plastic and wooden spoons, spatulas, serving forks, ladles and other cooking accessories. Gadgets include peelers, corkscrews, whisks, can openers, bottle openers, and similar items. The Company also markets stainless steel and carbon steel cutlery and stainless steel flatware, mixing bowls and colanders.

         Kitchen tools and gadgets are distributed primarily through grocery stores and mass merchandisers, as well as hardware, drug, and specialty stores. The Company's broad product lines, brand name recognition, quality, and service have enabled it to obtain what management believes is the leading market position in these products.

         The Company frequently updates its kitchen tool and gadget line and introduces new items. In 1994, the Company introduced a custom-designed pizza cutter and a line of plastic cutting boards with bright colored handles. The Company also implemented two merchandising display programs, Zip Strips, strips that fold for packing on which 12 products hang when attached to store shelving, and Power Pockets, a pre-assembled display of the retailer's choice which fits inside a wire display or serves as a free-standing countertop display. In January 1995, the Company introduced its redesigned lines of thermometers, range pans, melamine tools, magnets and bag clips.

         VIA!'s kitchen tool and gadget product offerings announced in January 1995 include Italiano cooking items, including a dual-purpose pizza server and cutting wheel, dual-purpose pot drainer and pasta gauge, and garlic and onion storage jars; and working tools, including a whisk with an ergonomic grip, wooden spoons with contrasting handles, a sculptural chrome banana ripener, and a spoon rest/tea bag holder/utility dish.

         Molded Plastic Products. The Company manufactures and markets injection molded plastic housewares, office and juvenile products. The Company's housewares products include an array of storage crates and bins, laundry and storage baskets, organizers, wastebaskets, and utility caddies. Office products include file crates, desk-top organizers, file caddies and carts. Juvenile products include two-pocket trays, activity desks, and organizing bins and baskets. The Company emphasizes functionality, as well as fashion and color.

         The Company's molded plastic products are distributed through mass merchandisers, as well as large specialty retailers, such as office supply stores, drug stores and warehouse clubs. The Company currently offers more than 60 products in 8 distinctive colors. The Company develops new products internally and works interactively with retailers on design concepts. In 1994, the Company introduced swivel-handled baskets and tubs, heavy-duty stacking bins and a juvenile activity desk. In January 1995, the Company introduced a storage locker with a lift out tray, a flip-top storage crate for files, and a smaller (12 gallon) carry-all box. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes it is a leading manufacturer of plastic housewares and office products.

         Brushes, Brooms and Mops. The Company manufactures and markets a broad line of brushes, brooms and mops, including household cleaning brushes, brooms and mops, indoor and outdoor specialty cleaning brushes and janitorial cleaning implements (brushes and mops).

         The Company markets these products into distinct retail channels, thereby covering most, if not all, of the market for brushes, brooms and mops. The Company's broom and brush products are marketed to mass merchandisers, such as Wal-Mart and Kmart, and supermarkets; products are marketed under the Wright-Bernet brand name to specialty hardware retailers such as Home Depot, ServiStar and Lowe's Home Centers; and the Company's mop products are marketed to janitorial supply and professional cleaning companies. In 1994, the Company introduced a dish scrubber with a detergent reservoir, a multi-use hand-held squeegee and a washable feather duster. In January 1995, the Company introduced a line of indoor and outdoor Dirt Buster(TM) push brooms and a line of professional-grade janitorial dust and wet mops. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes that it is a leading manufacturer of smallware products (primarily consisting of brushes for household, kitchen and personal use and other specialty brushes).

         Non-Poisonous and Household Pest Control and Small Animal Care and Control Products. The Company manufactures and markets.on-poisonous and low-toxic household pest control products under the Victor(R) and Havahart(R) trademarks and small animal care and control products under the Havahart and Beacon(R) trademarks. The Company's products include spring-action rodent traps and glue-based rodent and insect traps marketed under the Victor trademark, as well as live animal cage traps marketed under the Havahart trademark which are used to control garden pests and other nuisance animals, such as raccoons.

         The Company's pest control and animal care products are marketed to mass merchandisers, hardware, grocery, drug, and variety stores, agricultural centers and farm stores, home centers and professional pest control companies. Based upon management's experience in the markets in which the Company has marketed products over a period of years, the Company believes it is the leading supplier of rodent traps and live animal cage traps in the United States. In 1994, the Company introduced a line of dog crates and further expanded its offering of point-of-sale merchandising displays. In January 1995, the Company introduced a no-see, no-touch, pre-set and pre-baited mouse trap.

Marketing

         The Company markets its product lines directly through its own sales force to major retail stores and through distributors and manufacturer representatives. Products are primarily purchased from the Company by businesses located in the United States and Canada, including mass merchandising stores, supermarkets, hardware stores, drug and variety stores, office "superstores" and other retail outlets and by wholesalers who resell to such retailers. The Company's products are marketed outside the United States and Canada through distributors and agents who provide marketing support to grocery stores, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company. One customer, Wal-Mart, accounted for more than 10% of net revenue for Fiscal 1994.

Trademarks and Patents

         The Company believes that its Ekco trademark, as well as its trademarks Baker's Secret, Baker's Secret PRO, Best Results Professional, Havahart, Victor, Beacon, Wright-Bernet and Woodstream, are significant to its competitive position. The Company holds a number of patents on various inventions, none of which is believed to be material to the Company's business.

Seasonal Variations

         Many of the Company's product categories are affected by seasonal consumer purchasing trends, including holiday cooking and baking, back-to-school shopping and spring and fall cleaning. Historically, the Company's revenues in the last half of the fiscal year have been greater than in the first half. See
Note 17 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding quarterly results of operations.

Competition

         The Company competes with a significant number of companies, some of which are larger and have significantly greater resources than the Company. The primary competitive factors in selling the Company's products to consumers are brand name recognition, value, quality and availability at retail. Primary competitive factors with respect to selling such products to retailers are brand reputation, breadth of product line, retailer support and service, and price. The Company competes principally: in the sale of metal bakeware with three companies in the United States and with three companies in Canada; in the sale of kitchen tools and gadgets with a significant number of large and small domestic and foreign suppliers and marketers, most of whom primarily import products from the Far East; in the sale of molded plastic houseware and office products with a significant number of domestic and foreign manufacturers; in the sale of brushes, brooms and mops with four companies in the United States; in the sale of non- poisonous and low-toxic pest control products with domestic and imported products in both the United States and Canada and, with respect to non-poisonous products, products and services using chemical treatment for pest control; and in the sale of live animal cages, with four companies in the United States.

Raw Materials

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

Backlog

         Information as to backlog is not material to an understanding of the Company's business. Much of the Company's sales volume results from short lead-time customer reorders. The Company is generally able to fill orders and reorders from inventory with respect to products it manufactures and purchases. With respect to the products which it manufactures, the Company's production capacity and its ability to adjust production levels generally enable the Company to meet increases in customers' orders that cannot be filled from inventory.

Employees

         As of January 1, 1995, the Company employed 1,449 persons in the United States, of whom 514 were represented under collective bargaining agreements which expire on dates ranging from September 1995 to October 1997. The Company also employed 32 persons in Canada as of such date, of whom 13 were represented under a collective bargaining agreement which expires in July 1997. The Company considers its employee relations to be satisfactory.

Item 2.  PROPERTIES

         As of January 1, 1995, the Company owned or leased for use in its business the principal operating facilities set forth in the table below. The Company's executive offices are located in Nashua, New Hampshire in a leased facility occupying approximately 8,000 square feet. In addition to the properties listed in the table below, the Company leases additional warehouse space to fulfill its needs. The Company considers its principal operating properties generally suitable and adequate for its purposes for the foreseeable future. Substantially all of the Company's property is subject to security interests granted in connection with the Company's bank credit agreements. For information regarding the terms of such security interests, see Note 6 of Notes to Consolidated Financial Statements. In addition to the properties listed in the table, as of January 1, 1995 the Company owned approximately 976,000 square feet of floor space which is being held for sale or lease. Approximately 36% of such space was under lease to third parties as of that date.


                                                    Principal Operating Facilities
                                                    ------------------------------

                                                                             Approximate      Owned or         Lease
Description of Property                    Location                          Square Footage   Leased           Expires
-----------------------------------------------------------------------------------------------------------------------
Manufacturing, warehousing and             Lititz, Pennsylvania              366,000          Owned            N/A
office facilities for pest
control and animal care products

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

Warehousing and distribution cen-          Franklin Park, Illinois           190,000          Leased           01/30/99
ter for kitchen tools and gadgets
and adjacent office facilities

Manufacturing, warehousing, dis-           Worcester, Massachusetts          170,000          Owned            N/A
tribution and office facilities for
injection-molded plastic products

Manufacturing and warehousing              Phoenix, Arizona                  104,000          Owned            N/A
facilities for injection-molded
plastic products

Manufacturing, warehousing, office         Hamilton, Ohio                    100,000          Owned            N/A
and distribution facilities for
brushes, brooms and mops

Manufacturing, warehousing, office         Nashville, Tennessee               42,000          Leased           12/31/95
and distribution facility for in-
stitutional mop and broom products

Offices and Warehousing facilities         Niagara Falls, Ontario             39,000          Owned            N/A
for products for sale in Canada            Canada

Manufacturing and warehousing              Obregon, Sonora                    27,000          Leased           12/23/95
facilities for kitchen tools               Mexico
and gadgets
-----------------------------------------------------------------------------------------------------------------------

Item 3.  LEGAL PROCEEDINGS

Environmental Regulation and Claims

         From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that, with respect to its operating facilities at Massillon, Ohio (more fully described below), Hamilton, Ohio and Easthampton, Massachusetts (more fully described in Note 14 of Notes to Consolidated Financial Statements appearing in Exhibit 13 and incorporated herein by reference), Hudson, New Hampshire and Lititz, Pennsylvania, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or any future facilities owned or operated by the Company may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

         Prior to the Company's acquisition of Ekco Housewares ("Housewares") in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act ("RCRA") resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position, results of operations or liquidity.

         In June 1992, the United States filed an action in the U.S. District Court for the Northern District of Ohio against Housewares seeking penalties and injunctive relief and alleging violations as a result of an alleged failure to provide certain closure and post-closure financial assurances with respect to the Massillon, Ohio site. Pursuant to the Indemnity Agreement and a confirmatory letter from AHP to Housewares on December 19, 1988 (the

"Indemnity Documents"), AHP conducted and controlled all matters relating to such financial assurances and the defense of the action filed in June 1992. In January 1994, the court entered judgment against Housewares in the amount of $4.6 million in the lawsuit. AHP has filed a notice of appeal on behalf of Housewares. In March 1994, AHP informed Housewares that, should it be unsuccessful in its appeal, it would attempt to hold Housewares responsible for a portion of the penalties (approximately $600,000, exclusive of interest) arising from Housewares' alleged delay in furnishing certain information to the Ohio Environmental Protection Agency. In March 1994, Housewares notified AHP that Housewares denies all liability and that AHP is liable for all liabilities, losses, costs or damages arising from the lawsuit pursuant to the Indemnity Documents. The Company is unable to predict the result of the appeal or AHP's attempts to obtain contribution from Housewares, but the Company does not believe that any such liability will have a material adverse effect on its financial position, results of operations or liquidity.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


Name                                   Age           Office Held
----                                   ---           -----------

Robert Stein                           55            President and Chief Executive Officer, February 1986 to
                                                     present; Chief Financial Officer, July 1980 to July 1993.

Jeffrey A. Weinstein                   44            Executive Vice President, April 1985 to present; Secretary,
                                                     February 1988 to present; General Counsel, October 1978 to present.

Donato A. DeNovellis                   50            Executive Vice President, October 1994  to present; Chief
                                                     Financial Officer, July 1993 to present.  Prior to joining the Company from 1980 to 1992, Mr. DeNovellis served Xerox
                                                     Corporation (worldwide document processing servicing company)
                                                     and its subsidiary companies in a number of capacities, including the following companies and positions:  Crum & Forster, Inc.
                                                     (property/casualty insurance holding company), Managing
                                                     Director from May 1992 to October 1992, and Executive Vice
                                                     President and Chief Administrative Officer from April 1991 to May 1992; and Xerox Financial Services (financial
                                                     services company), Senior Vice President,  Operations
                                                     Analysis, from January 1990 to April 1991.

Richard J. Corbin                      56            Executive Vice President, Marketing and Sales, October 1994 to
                                                     present; President, Ekco Housewares, Inc., May 1994 to present.
                                                     Prior to joining the Company, Mr. Corbin served as President and Chief Executive Officer of Thermos Systems, Inc. (food delivery systems manufacturer), March 1993 to February 1994;
                                                     and President and Chief Executive Officer of Forster
                                                     Manufacturing Co., Inc. (consumer products manufacturer)
                                                     from February 1985 to March 1993.

Neil R. Gordon                         47           Treasurer, May 1987 to present.

Brian R. McQuesten                     45           Controller, May 1987 to present.


         The executive officers of the Company are elected annually by the Board of Directors and serve, subject to the provisions of any employment agreement between the executive and the Company, until their respective successors are chosen and qualified or until their earlier resignation or removal.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth in the section entitled "Common Stock Price Range and Dividends" appearing in Exhibit 13 hereto is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         The information set forth in the section entitled "Selected Consolidated Financial Data" appearing in Exhibit 13 hereto is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         a) Directors - The information set forth in the section entitled "Election of Directors" appearing in the Company's definitive proxy statement with respect to the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

         b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.

Item 11.  EXECUTIVE COMPENSATION

         The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph") appearing in the Company's definitive proxy statement with respect to the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

                                     Part IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

                                                                                       Page Number in
                                                                                       Exhibit 13
                                                                                       --------------
(a) 1.        Financial Statements:

              Report of independent auditors.......................................          36

              Consolidated balance sheets at January
              1, 1995 and January 2, 1994..........................................           9

              Consolidated statements of operations for
              the fiscal years ended January 1, 1995,
              January 2, 1994 and January 3, 1993..................................          10

              Consolidated statements of stockholders' equity for the fiscal years ended January 1, 1995, January 2, 1994 and
              January 3, 1993......................................................          11

              Consolidated statements of cash flows
              for the fiscal years ended January 1, 1995,
              January 2, 1994 and January 3, 1993..................................          13

              Notes to consolidated financial
              statements...........................................................          14



                                                                                       Page Number in
                                                                                          Form 10-K
                                                                                       --------------
              Report of independent auditors.......................................          16


      2.      Financial Statement Schedules:

              III  Condensed Financial Information
                 of the Registrant.................................................          17

              VIII Valuation and Qualifying Accounts...............................          21

Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.

       3. Exhibits: (See listing of Executive Compensation Plans and Arrangements beginning on page 22. See Index to Exhibits beginning on page 24.)

(b)    Reports on Form 8-K -- None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1995.

                                          EKCO GROUP, INC.

                                          By: /s/ ROBERT STEIN
                                              -----------------------------
                                          Robert Stein, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                          By: /s/ DONATO A. DeNOVELLIS
                                              -----------------------------
                                          Donato A. DeNovellis, Executive Vice
                                          President, Finance and Administration,
                                          and Chief Financial Officer
                                          (Principal Financial Officer)

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

/s/ ANDREW D. DUNN                   Director             March 31, 1995
--------------------------
Andrew D. Dunn

/s/ T. MICHAEL LONG                  Director             March 31, 1995
--------------------------
T. Michael Long

/s/ STUART B. ROSS                   Director             March 31, 1995
--------------------------
Stuart B. Ross

/s/ BILL W. SORENSON                 Director             March 31, 1995
--------------------------
Bill W. Sorenson

/s/ HERBERT M. STEIN                 Director             March 31, 1995
--------------------------
Herbert M. Stein

/s/ ROBERT STEIN                     Director             March 31, 1995
--------------------------
Robert Stein

/s/ JEFFREY  A. WEINSTEIN            Director             March 31, 1995
--------------------------
Jeffrey A. Weinstein

                       Independent Auditors' Report

The Board of Directors and Stockholders
Ekco Group, Inc.:

Under date of February 3, 1995, we reported on the consolidated balance sheets of Ekco Group, Inc. and subsidiaries as of January 1, 1995 and January 2, 1994, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 1995, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed on page 14 of this report. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

In 1993, the Company changed its method of accounting for income taxes, post-retirement benefits other than pensions and post-employment benefits.

                                               KPMG Peat Marwick LLP

Boston, Massachusetts
March 31, 1995

                       EKCO GROUP, INC. AND SUBSIDIARIES
        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------
                                                                    JANUARY 1, 1995                JANUARY 2, 1994
                                                                    ---------------                ---------------
ASSETS
Current assets
 Cash and cash equivalents                                                $      -                       $      -
 Prepaid expenses and other current assets                                     276                            421
 Deferred income taxes                                                           -                            222
 Investments pledged as collateral                                           3,600                          4,350
                                                                           -------                        -------
  Total current assets                                                       3,876                          4,993

Furniture and equipment, net                                                   103                            101
Property held for sale or lease                                              6,032                          6,620
Deferred income taxes                                                        2,265                          1,693
Other assets                                                                 2,072                          7,142
Investment in and advances to subsidiaries                                 204,476                        172,081
                                                                           -------                        -------
  Total assets                                                            $218,824                       $192,630
                                                                           =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable                                                            $  3,643                       $  4,338
 Current portion of long-term obligation                                         -                              -
 Accounts payable                                                              762                            525
 Accrued expenses                                                            4,293                          4,306
 Income taxes                                                                2,616                          4,953
 Deferred income taxes                                                       1,279                              -
                                                                           -------                        -------
Total current liabilities                                                   12,593                         14,122
                                                                           -------                        -------
Long-term obligation, less current portion                                  22,223                          6,920
                                                                           -------                        -------
Non-interest bearing note payable to Ekco
  Housewares, Inc.                                                          26,100                         26,100
                                                                           -------                        -------
Other long-term liabilities                                                  2,979                          3,125
                                                                           -------                        -------
7% Convertible Subordinated Note                                            22,000                         22,000
                                                                           -------                        -------
Series B ESOP Convertible Preferred
  Stock, net; outstanding January 1, 1995,
  1,568 shares; outstanding January 2, 1994,
  1,645 shares, redeemable at $3.61 per share                                3,096                          2,686
                                                                           -------                        -------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value                                                 -                              -
 Common stock, $.01 par value; outstanding
  January 1, 1995, 18,069 shares; outstanding
  January 2, 1994, 17,844 shares                                               181                            178
Capital in excess of par value                                             105,448                        104,202
Retained earnings                                                           27,172                         15,749
Unearned compensation                                                       (2,968)                        (2,452)
                                                                           -------                        -------
                                                                           129,833                        117,677
                                                                           -------                        -------
  Total liabilities and stockholders' equity                              $218,824                       $192,630
                                                                           =======                        =======

The accompanying notes are an integral part of the consolidated condensed financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------
                                                                   FISCAL YEARS ENDED
                                                                   ------------------
                                         JANUARY 1, 1995             JANUARY 2, 1994            JANUARY 3, 1993
                                         ---------------             ---------------            ---------------
Revenues
 Investment income                               $   224                     $   500                    $   445
 Equity in earnings of subsidiaries               18,132                      10,627                     13,162
                                                  ------                      ------                     ------
                                                  18,356                      11,127                     13,607
                                                  ------                      ------                     ------
Costs and expenses:
 General and administrative                        4,070                       3,374                      4,203
 Restructuring/reorganization and excess
  facilities charge                                    -                       3,631                          -
 Interest expense                                  3,103                       2,508                        977
                                                  ------                      ------                     ------
                                                   7,173                       9,513                      5,180
                                                  ------                      ------                     ------
Income before income taxes and
 cumulative effect of accounting changes          11,183                       1,614                      8,427

Income taxes (credit)                               (240)                       (645)                      (220)
                                                  ------                      ------                     ------

Income before cumulative effect of
 accounting changes                               11,423                       2,259                      8,647

Cumulative effect of changes in method
 of accounting for post-retirement
 and post-employment benefits (net of
 income taxes of $1,954)                               -                      (3,247)                         -
                                                  ------                      ------                     ------

Net income (loss)                                $11,423                     $  (988)                   $ 8,647
                                                  ======                      ======                     ======

Per share data
Earnings before cumulative effect of
 accounting changes                                 $.57                       $ .11                       $.46
Cumulative effect of accounting changes                -                        (.19)                         -
                                                     ---                        ----                        ---
Net income (loss)                                   $.57                       $(.08)                      $.46
                                                     ===                        ====                        ===

Weighted average number of shares used
 in computation of per share data
Earnings before cumulative effect
 of accounting changes                            20,115                      19,999                     18,785
Cumulative effect of accounting
 changes                                               -                      17,148                          -


The accompanying notes are an integral part of the consolidated condensed financial statements.

                       EKCO GROUP, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                             FISCAL YEARS ENDED
                                                                             ------------------
                                                             JANUARY 1,          JANUARY 2,             JANUARY 3,
                                                             ----------          ----------             ----------
                                                                1995                1994                   1993
                                                                ----                ----                   ----
Cash flows from operating activities:
 Net income (loss)                                           $ 11,423             $   (988)             $  8,647
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operations:
     Depreciation and amortization                                639                  643                   362
     Amortization of unearned compensation                      1,120                1,129                 1,160
     Equity in earnings of subsidiaries                       (18,132)             (10,627)              (13,162)
     Deferred income taxes                                        929                  201                 4,854
     Cumulative effect of accounting change                         -                3,247                     -
     Other                                                       (134)               1,085                   800
     Change in certain assets and liabilities
       affecting cash provided by (used in)
       operations:
         Other assets                                           5,069               (1,750)                 (470)
         Accounts payable and accrued expenses                    358                  879                     6
         Income taxes payable                                  (2,337)               1,075                   561
                                                               ------              -------               -------
         Net cash provided by (used) in operations             (1,065)              (5,106)                2,758
                                                               ------              -------               -------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                       -                   42                    30
 Capital expenditures                                            (181)                 (79)               (1,226)
 Investment in and advances to subsidiaries                   (13,896)             (11,882)              (15,982)
                                                              -------              -------               -------
         Net cash used in investing activities                (14,077)             (11,919)              (17,178)
                                                              -------              -------               -------

Cash flows from financing activities:
 Proceeds from issuance of long-term
   obligations                                                 22,223                    -                20,863
 Proceeds from issuance of treasury stock                           -                    -                 7,587
Investments pledged as collateral                                   -                  750                   360
 Purchase of common stock for employee stock
   ownership plan                                                (950)                   -                     -
 Payment of notes and long-term obligation                     (7,615)                (993)                 (534)
 Other                                                          1,484                  913                 1,096
                                                               ------              -------               -------
         Net cash provided by financing
           activities                                          15,142                  670                29,372
                                                              -------              -------               -------
         Net increase (decrease) in cash and
           cash equivalents                                         -              (16,355)               14,952
Cash and cash equivalents at beginning
 of year                                                            -               16,355                 1,403
                                                              -------              -------               -------
Cash and cash equivalents at end of year                     $      -             $      -              $ 16,355
                                                              =======              =======               =======



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

             The consolidated condensed financial statements include the accounts of the Company and its subsidiaries all of which are reported under the equity method of accounting. The accompanying condensed financial statements include the fiscal years ended January 1, 1995 ("Fiscal 1994"), January 2, 1994 ("Fiscal 1993") and January 3, 1993 ("Fiscal 1992").

             Equity in earnings of the Company's subsidiaries is presented after elimination of management fees payable to the Company, for Fiscal 1994 $4.3 million, for Fiscal 1993 $4.2 million and for Fiscal 1992 $4.1 million and interest payable of $3.3 million for Fiscal 1994.

             Under the terms of the Ekco Housewares' 12.70% Notes, the amount which may be paid to the Company by Ekco Housewares is limited in accordance with a formula, which is based primarily on the consolidated net revenues and net income of Ekco Housewares, plus reimbursement for expenses and amounts due pursuant to a tax sharing arrangement. At January 1, 1995, the amount payable to the Company by Ekco Housewares was approximately $23.7 million.

             During Fiscal 1994, Fiscal 1993, and Fiscal 1992, no dividends were paid to the Company by its subsidiaries.


2.   Income taxes:

             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their
     respective tax bases.   Deferred tax assets and liabilities are measured
     using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect, if any, on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                       EKCO GROUP, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A                               COLUMN B                     COLUMN C                       COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 1995:
 Allowance for doubtful
    accounts                           $ 1,758                $   247        $  -            $    -           $  266        $ 1,739
Provisions related to
    restructuring/reorganization
    and excess facilities cost           8,323                      -           -             5,018                -          3,305
                                        ------                -------        ----            ------           ------        -------
                                       $10,081                $   247        $  -            $5,018           $  266        $ 5,044
                                        ======                =======        ====            ======           ======        =======

YEAR ENDED JANUARY 2, 1994:
 Allowance for doubtful
  accounts                             $ 1,607                $   449        $375 (1)        $    -           $  673        $ 1,758
Provisions related to
 restructuring/reorganization
 and excess facilities cost                  -                 11,000          -                  -            2,677          8,323
                                        ------                -------        ----            ------           ------        -------
                                       $ 1,607                $11,449        $375            $    -           $3,350        $10,081
                                        ======                =======        ====            ======           ======        =======

YEAR ENDED JANUARY 3, 1993:
 Allowance for doubtful
    accounts                           $ 1,429                $ 1,077        $162 (2)        $    -           $1,061        $ 1,607
Reserves related to plant
    consolidations                       1,771                      -           -             1,715                -             56
                                        ------                -------        ----             -----           ------        -------
                                       $ 3,200                $ 1,077        $162            $1,715           $1,061          1,663
                                        ======                =======        ====             =====           ======        =======


------------------------------------------------------------------------------
(1) Included in valuation of assets of Kellogg Brush Manufacturing Co. acquired April 1, 1993.
(2) Included in valuation of assets of Frem Corporation purchased January 8, 1992.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Name of Plan or Arrangement and Location

1(a) 1984 Restricted Stock Purchase Plan, as amended --Registration Statement No. 33-42785, Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991.

1(b) Form of Restricted Stock Purchase Agreement dated October 3, 1990 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, two other executive officers of and four other employees of the Company --
         Exhibit 10.1(b) to Form 10-K for the year ended December 29, 1991.

1(c) Restricted Stock Purchase Agreement dated as of October 12, 1993 with Donato A. DeNovellis -- Exhibit 10.1(c) to Form 10-K for the year ended January 2, 1994.

2(a) 1985 Restricted Stock Purchase Plan, as amended -- Registration Statement No. 33-42785, Exhibit 10.3(a) to Form 10-K for the year ended December 29, 1991.

2(b) Form of Restricted Stock Purchase Agreement dated October 3, 1990 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox, two other executive officers and four other employees of the Company -- Exhibit 10.3(b) to Form 10-K for the year ended December 29, 1991.

2(c) Form of Restricted Stock Purchase Agreement dated January 1, 1995 with each of Robert Stein, Jeffrey A. Weinstein, Donato A. DeNovellis, Ronald N. Fox, Richard J. Corbin and two other executive officers of the Company -- Exhibit 10.2(c).

4(a) 1987 Stock Option Plan, as amended -- Registration Statement No. 33-50802, Exhibit 10.11(a) to Form 10-K for the year ended December 29, 1991.

4(b) Forms of Non-Qualified Stock Option and Repurchase Agreements dated September 8, 1987 and amendment thereto with each of Robert Stein, Jeffrey A. Weinstein, two other executive officers and one other officer of the Company; as of June 22, 1988 and amendment thereto with each of Robert Stein, Jeffrey A. Weinstein and two other executive officers of the Company; as of January 18, 1990 and amendment thereto with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company; as of January 13, 1992 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers and one other employee of the Company; as of January 19, 1993 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company; as of July 14, 1993 with Donato A. DeNovellis; as of January 25, 1994 with each of Robert Stein, Jeffrey A. Weinstein, Donato A. DeNovellis, Ronald N. Fox and two other executive officers of the Company; and as of January 1, 1995 with each of Robert Stein, Jeffrey A. Weinstein, Donato A. DeNovellis,

         Richard J. Corbin, Ronald N. Fox and two other executive officers of the Company -- Exhibit 10.12(b) to Form 10-K for the year ended January 3, 1988 and Exhibit 10.11(b)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.12(c) to Form 10-K for the year ended January 1, 1989 and Exhibit 10.11(c)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.13(d) to Form 10-K for the year ended December 31, 1989 and Exhibit 10.11(e)(2) to Form 10-K for the year ended December 29, 1991; Exhibit 10.3(f) to Form 10-K for the year ended January 2, 1994; and Exhibit 10.13(f)(2).

4(c) Form of Incentive Stock Option Agreement with Ronald N. Fox and Richard J. Corbin dated as of October 28, 1988 and May 9, 1994 , respectively -- Exhibit 10.3(d).

5(a)     Employment Agreement with Robert Stein dated as of April 18, 1994 --
         Exhibit 10.7.

5(b) Employment Agreement with Jeffrey A. Weinstein dated as of April 18, 1994 -- Exhibit 10.8.

5(c) Employment Agreement with Donato A. DeNovellis dated as of April 15, 1994 -- Exhibit 10.9.

5(d) Employment Agreement between Richard J. Corbin and Ekco Housewares, Inc. dated as of May 20, 1994 -- Exhibit 10.10.

5(e) Amended and Restatement Employment Agreement with Ronald N. Fox and Frem Corporation dated as of February 12, 1995 -- Exhibit 10.11.

6 Ekco Group, Inc. Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries and 1994 amendment thereto dated as of October 25, 1994 -- Exhibit 10.9 to Form 10-K for the year ended December 29, 1991 and Exhibit 10.12(b), respectively.

7 1995 Restatement of Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its Subsidiaries -- Exhibit 10.13.

8 Ekco Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992 -- Exhibit 10.14 to Form 10-K for the year ended January 2, 1994.

9 Form of Split Dollar Agreement dated as of October 1, 1992 with Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company, and dated as of October 1, 1993 with Donato
         A. DeNovellis -- Exhibit 10.14 to Form 10-K for the year ended January 2, 1994.

                               INDEX TO EXHIBITS


Exhibit
Number*      Exhibit Description
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

3.1(c)       Certificate of Designations of Series B ESOP Convertible Preferred Stock, originally filed as  Exhibit 3.1(d) to Form
             10-K for the year ended January 1, 1989.

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

-----------------------------------------------------------------------------
* Numbered in accordance with Item 601 of Regulation S-K.

10.1(a)      1984 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991).

10.1(b)      Form of Restricted Stock Purchase Agreement dated October 3, 1990 with Robert Stein, Jeffrey A. Weinstein, Ronald N.
             Fox, two other executive officers and four other employees of the Company, and Restricted Stock Purchase Agreement
             dated as of October 12, 1993 with Donato A. DeNovellis (incorporated herein by reference to Exhibit 10.1(b) to Form 10-
             K for the year ended December 29, 1991 and Exhibit 10.1(c) to Form 10-K for the year ended January 2, 1994, respectively).

10.2(a)      1985 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.3(a) to Form 10-K for the year ended December 29, 1991).

10.2(b)      Form of Restricted Stock Purchase Agreement dated October 3, 1990 with Robert Stein, Jeffrey A. Weinstein, Ronald N.
             Fox, two other executive officers and four other employees of the Company (incorporated herein by reference to Exhibit
             10.3(b) to Form 10-K for the year ended December 29, 1991).

10.2(c)      Form of Restricted Stock Purchase Agreement dated January 1, 1995 with Robert Stein, Jeffrey A. Weinstein, Donato A.
             DeNovellis, Richard J. Corbin and two other executive officers of the Company.

10.3(a)      1987 Stock Option Plan, as amended, and form of incentive stock option and non-qualified stock option agreements
             (incorporated herein by reference to Exhibit 10.11(a) to Form 10-K for the year ended December 29, 1991).

10.3(b)      Form of Non-Qualified Stock Option and Repurchase Agreement dated September 8, 1987, as amended, with each of Robert
             Stein, Jeffrey A. Weinstein, two other executive officers and one other officer of the Company (incorporated herein by reference to Exhibit 10.12(b) to Form 10-K for the year ended January 3, 1988 and Exhibit 10.11(b)(2) to Form 10-K for
             the year ended December 29, 1991).

10.3(c)      Form of Non-Qualified Stock Option and Repurchase Agreement dated as of June 22, 1988, as amended, with each of Robert
             Stein, Jeffrey A. Weinstein and two other executive officers of the Company (incorporated herein by reference to
             Exhibit 10.12(c) to Form 10-K for the year ended January 1, 1989 and Exhibit 10.11(c)(2) to Form 10-K for the year ended December 29, 1991).

10.3(d)      Form of Incentive Stock Option Agreement with Ronald N. Fox and Richard J. Corbin dated as of October 28, 1988 and May
             9, 1994, respectively.

10.3(e)      Form of Non-Qualified Stock Option and Repurchase Agreement dated as of January 18, 1990, as amended, with each of
             Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company (incorporated herein by reference to Exhibit 10.13(d) to Form 10-K for the year ended December 31, 1989 and Exhibit 10.11(e)(2) to Form 10-K for the year ended December 29, 1991).

10.3(f)(1)   Form of Non-Qualified Stock Option and Repurchase Agreement dated as of January 13, 1992 with each of Robert Stein,
             Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company, originally filed as Exhibit
             10.11(f) to Form 10-K for the year ended December 29, 1991; Form of Non-Qualified Stock Option and Repurchase Agreement
             dated as of January 19, 1993 with each of Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company, originally filed as Exhibit 10.3(g) to Form 10-K for the year ended January 3, 1993; Form of
             Non-Qualified Stock Option and Repurchase Agreement dated as of January 25, 1994 with each of Robert Stein, Jeffrey A.
             Weinstein, Ronald N. Fox, Donato A. DeNovellis and two other executive officers of the Company; and Form of Non-
             Qualified Stock Option and Repurchase Agreement dated as of January 1, 1995 with each of Robert Stein, Jeffrey A.
             Weinstein,  Donato A. DeNovellis, Richard J. Corbin, Ronald N. Fox and two other executive officers of the Company
             (incorporated  herein by reference to Exhibit 10.3(f) to Form 10-K for the year ended January 2, 1994; and Form of Non-
             Qualified Stock Agreement dated as of December 31, 1989 and Exhibit 10.11(e)(2) to Form 10-K for the year ended
             December 29, 1991).

10.3(f)(2)   Schedule to Form of Non-Qualified Stock Option and Repurchase Agreement.

10.4         Form of Indemnity Agreement for officers and directors.

10.5         Ekco Group, Inc. 1988 Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1989).

10.6(a)(1)   Ekco Group, Inc. Employees' Stock Ownership Plan effective as of January 1, 1989, originally filed as Exhibit 10.13(a)
             to Form 10-K for the year ended January 1, 1989, as amended.

10.6(a)(2)   Amendment dated November 23, 1994 to Ekco Group, Inc. Employees' Stock Ownership Plan.

10.6(b)      ESOP Loan Agreement dated as of May 22, 1989 among Neil R. Gordon, Trustee of Ekco Group, Inc. Employees' Stock
             Ownership Plan, Ekco Group, Inc. and Shawmut Bank, N.A., originally filed as Exhibit 28.1 to Form 10-Q for the quarterly period ended July 2, 1989.

10.6(c)      ESOP Loan Agreement dated as of October 1, 1990 with Neil R. Gordon, Trustee (incorporated herein by reference to
             Exhibit 10.10(c) to Form 10-K for the year ended December 30, 1990).

10.7         Employment Agreement with Robert Stein dated as of April 18, 1995.

10.8         Employment Agreement with Jeffrey A. Weinstein dated as of April 18, 1995.

10.9         Employment Agreement with Donato A. DeNovellis dated as of April 15, 1995.

10.10        Employment Agreement between Richard J. Corbin and Ekco Housewares, Inc. dated as of May 20, 1994.

10.11        Amended and Restated Employment Agreement with Ronald N. Fox dated as of February 12, 1995.

10.12(a)     Ekco Group, Inc. Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries (incorporated herein by reference to Exhibit 10.9 to Form 10-K for the year ended December 29, 1991).

10.12(b)     Ekco Group, Inc. 1994 Amendment to Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its
             Subsidiaries.

10.13        1995 Restatement of Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its Subsidiaries.


10.14        Ekco Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992 (incorporated herein by reference to
             Exhibit 10.13 to Form 10-K for the year ended January 2, 1994).

10.15        Form of Split Dollar Agreement dated as of October 1, 1992 with Robert Stein, Jeffrey A. Weinstein, Ronald N. Fox and two other executive officers of the Company and dated as of October 1, 1993 with Donato A. DeNovellis (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 2, 1994).

10.16        Standstill Agreement with Stephen Weinroth dated as of March 27, 1987, originally filed as Exhibit 10.15 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended
             January 3, 1993).

10.17        Standstill Agreement with G. Chris Andersen dated as of March 30, 1987, originally filed as Exhibit 10.17 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 3, 1993).

10.18(a)     Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc., originally filed as Exhibit 2.2 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit
             10.15(a) to Form 10-K for the year ended January 3, 1993).

10.18(b)     Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group,
             Inc. from American Home Products Corporation to Centronics Corporation dated October 1, 1987, originally filed as
             Exhibit 2.3 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(b) to Form 10-K for the year ended January 3, 1993).

10.18(c)     Letter from American Home Products Corporation dated December 19, 1988, originally filed as Exhibit 10.17(d) to Form
             10-K for the year ended January 1, 1989.

10.19        Agreement dated as of March 7, 1989 with Howard R. Curd et al., originally filed as Exhibit 10.16 to Form 10-K for the year ended January 1, 1989.

10.20        Stock Purchase and Sale Agreement dated as of January 8, 1992 with Ekco Housewares, Inc., Frem Corporation, Robert Frem and Bruce Phillips and related agreements (incorporated herein by reference to Exhibits 2.1 through 2.5 to Form 8-K as of January 8, 1992).

10.21        Credit Agreement dated as of March 19, 1991 among Woodstream Corporation, Fleet National Bank and Algemene Bank
             Nederland, N.V., as amended (incorporated herein by reference to Exhibit 10.19 to Form 10-Q for the quarterly period ended March 31, 1991, Exhibit 10.18(b) to Form 10-K for the year ended January 3, 1993, and Exhibit 10.20(b) to Form
             10-K for the year ended January 2, 1994).

10.22        Amended and Restated Credit Agreement dated as of January 8, 1992 among Ekco Housewares, Inc., Ekco Canada Inc., Fleet
             Bank of Massachusetts, N.A. and ABN AMRO Bank N.V., as amended (incorporated herein by reference to Exhibit 28.1 to
             Form 8-K as of January 8, 1992, Exhibit 10.19(b) to Form 10-K for the year ended January 3, 1993, and Exhibit 10.19(c)
             to Form 10-Q for the quarterly period ended July 4, 1993).

10.23        Securities Purchase Agreement dated as of December 22, 1992 with The 1818 Fund, L.P., originally filed as Exhibit
             10.20(a) to Form 10-K for the year ended January 3, 1993; Subordinated Convertible Note dated December 22, 1992, originally filed as Exhibit 10.20(b) to Form 10-K for the year ended January 3,

             1993; Registration Rights Agreement with The 1818 Fund, L.P., originally filed as Exhibit 10.20(c) to Form 10-K for the year ended January 3, 1993; and Standstill Agreement dated April 28, 1992 with Brown Brothers Harriman & Co. and The
             1818 Fund, L.P., originally filed as Exhibit 10.20(d) to Form 10-K for the year ended  January 3, 1993 (incorporated herein by reference to Exhibit 10.22 to Form 10-K for the year ended January 2, 1994).

10.24        (i) Agreement and Plan of Merger dated March 31, 1993 by and among the registrant, KBM Acquisition Corporation, Kellogg
             Brush Manufacturing Co., Robert Ryan, Curtis Rodenhouse, Benton Wilde, Martin Strahs, Robert Bernet, Jr., and Bank
             Boston Ventures, Inc., (ii) Registration Rights Agreement dated March 31, 1993 by an d among the registrant, Robert
             Ryan, Curtis Rodenhouse, Benton Wilde, Martin Strahs, and Robert Bernet, Jr., and (iii) Form of Standstill Agreement
             dated March 31, 1993 by and among the registrant, Robert Ryan, Curtis Rodenhouse, Benton Wilde, Martin Strahs, and
             Robert Bernet, Jr. (incorporated herein by reference to Exhibits 2.1, 2.2, and 2.3, respectively, to the registrant's
             Form 8-K as of April 1, 1993).

11           Statement re computation of per share earnings.  (Reference is made to Note 13 of Notes to Consolidated Financial
             Statements in Exhibit 13 hereto.)

13           1994 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated
             Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated
             Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity,"
             "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent
             Auditors").

21           Subsidiaries of the registrant.

23           Consent of KPMG Peat Marwick LLP.

27           Financial Data Schedule.

-----------------------------------------------------------------------------
     Schedules to Exhibits 10.19, 10.20, 10.21, 10.22 and 10.23 will be supplied upon request by the Commission.


THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO NEIL R. GORDON, TREASURER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 1995


Exhibit No.  Description
-----------  -----------
3.1(c)       Certificate of Designations of Series B ESOP Convertible Preferred Stock, originally filed as  Exhibit 3.1(d) to Form
             10-K for the year ended January 1, 1989.

10.2(c)      Form of Restricted Stock Purchase Agreement dated January 1, 1995 with Robert Stein, Jeffrey A. Weinstein, Donato A.
             DeNovellis, Richard J. Corbin and two other executive officers of the Company.

10.3(d)      Form of Incentive Stock Option Agreement with Ronald N. Fox and Richard J. Corbin dated as of October 28, 1988 and May
             9, 1994, respectively.

10.3(f)(2)   Schedule to Form of Non-Qualified Stock Option and Repurchase Agreement.

10.4
             Form of Indemnity Agreement for officers and directors.

10.6(a)(1)   Ekco Group, Inc. Employees' Stock Ownership Plan effective as of January 1, 1989, as amended, originally filed as
             Exhibit 10.13(a) to Form 10-K for the year ended January 1, 1989.

10.6(a)(2)   Amendment dated November 23, 1994 to Ekco Group, Inc. Employees' Stock Ownership Plan.

10.6(b)      ESOP Loan Agreement dated as of May 22, 1989 among Neil R. Gordon, Trustee of Ekco Group, Inc. Employees' Stock
             Ownership Plan, Ekco Group, Inc. and Shawmut Bank, N.A., originally filed as Exhibit 28.1 to Form 10-Q for the quarterly period ended July 2, 1989.

10.7         Employment Agreement with Robert Stein dated as of April 18, 1995.

10.8         Employment Agreement with Jeffrey A. Weinstein dated as of April 18, 1995.

10.9         Employment Agreement with Donato A. DeNovellis dated as of April 15, 1995.

10.10        Employment Agreement between Richard J. Corbin and Ekco Housewares, Inc. dated as of May 20, 1994.

10.11        Amendment and Restatement of Employment Agreement with Ronald N. Fox dated as of February 12, 1995.

10.12(b)     Ekco Group, Inc. 1994 Amendment to Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its
             Subsidiaries.

10.13        1995 Restatement of Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its Subsidiaries.


10.18(c)     Letter from American Home Products Corporation dated December 19, 1988, originally filed as Exhibit 10.17(d) to Form
             10-K for the year ended January 1, 1989.

10.19        Agreement dated as of March 7, 1989 with Howard R. Curd et al., originally filed as Exhibit 10.16 to Form 10-K for the year ended January 1, 1989.

11           Statement re computation of per share earnings.  (Reference is made to Exhibit 13, Note 13 of Notes to Consolidated
             Financial Statements.)

13           1994 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated
             Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated
             Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity,"
             "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent
             Auditors").

21           Subsidiaries of the registrant.

23           Consent of KPMG Peat Marwick LLP.

27           Financial Data Schedule.