Form 10-Q
period 1995-04-02
EKCO GROUP INC /DE/
filed 1995-05-16
CIK 18827

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             _____________________




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended APRIL 2, 1995
                                               -------------

                         Commission File Number 1-7484
                                                ------

                                EKCO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                           11-2167167
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)



               98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE  03062
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (603) 888-1212
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       -----

As of May 11, 1995, there were issued and outstanding 18,332,104 shares of common stock of the registrant.


                                        EKCO GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            APRIL 2,               JANUARY 1,
                                                                              1995                   1995
                                                                            -------                ---------
                                                                             (UNAUDITED)

ASSETS
Current assets
           Cash and cash equivalents                                        $    185                $    129
           Accounts receivable, net                                           36,345                  46,030
           Inventories                                                        54,291                  48,242
           Prepaid expenses and other current assets                           6,146                   6,296
           Deferred income taxes                                               7,344                   7,330
           Investment pledged as collateral                                        -                   3,600
                                                                            --------                --------
                 Total current assets                                        104,311                 111,627

Property and equipment, net                                                   53,398                  52,361
Property held for sale or lease, net                                           7,222                   7,373
Other assets                                                                   5,529                   5,440
Excess of cost over fair value of net assets
           acquired, net                                                     139,873                 140,982
                                                                            --------                --------
                 Total assets                                               $310,333                $317,783
                                                                            ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
           Note payable                                                     $      -                $  3,643
           Current portion of long-term obligations                               95                      36
           Accounts payable                                                   17,776                  15,652
           Accrued expenses                                                   26,792                  27,843
           Income taxes                                                        3,093                   3,944
                                                                            --------                --------
                  Total current liabilities                                   47,756                  51,118
                                                                            --------                --------

Long-term obligations, less current portion                                   98,181                 102,580
                                                                            --------                --------
Other long-term liabilities                                                    9,523                   9,375
                                                                            --------                --------
7% Convertible Subordinated Note                                              22,000                  22,000
                                                                            --------                --------
Series B ESOP Convertible Preferred Stock, net;
           outstanding 1,568 shares
           redeemable at $3.61 per share                                       3,264                   3,096
                                                                            --------                --------
Commitments and contingencies                                                      -                       -
Minority interest                                                                498                     498
                                                                            --------                --------

Stockholders' equity
           Common stock, $.01 par value; outstanding
             April 2, 1995, 18,317 shares; outstanding
             January 1, 1995, 18,069 shares                                      183                     181
           Capital in excess of par value                                    106,903                 105,448
           Cumulative translation adjustment                                     766                     771
           Retained earnings                                                  26,935                  27,172
           Unearned compensation                                              (4,188)                 (2,968)
           Pension liability adjustment                                       (1,488)                 (1,488)
                                                                            --------                --------
                                                                             129,111                 129,116
                                                                            --------                --------
                 Total liabilities and stockholders' equity                 $310,333                $317,783
                                                                            ========                ========


   The accompanying notes are an integral part of the financial statements.

                                              EKCO GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         (UNAUDITED)

                                                                                             1995                  1994
                                                                                             ----                  ----
Net revenues                                                                                $58,732              $54,354
                                                                                            -------              -------

Costs and expenses
   Cost of sales                                                                             40,725               36,608
   Selling, general and administrative                                                       13,285               11,686
   Amortization of excess of cost over fair value                                             1,109                1,110
                                                                                            -------              -------
                                                                                             55,119               49,404
                                                                                            -------              -------


Income before interest and income taxes                                                       3,613                4,950
                                                                                            -------              -------

Net interest expense
   Interest expense                                                                           3,433                3,194
   Investment income                                                                            (75)                 (93)
                                                                                            -------              -------
                                                                                              3,358                3,101
                                                                                            -------              -------

Income before income taxes                                                                      255                1,849

Income taxes                                                                                    121                  870
                                                                                            -------              -------

Net income                                                                                  $   134              $   979
                                                                                            =======              =======

Net income per share                                                                           $.01                 $.05
                                                                                               ====                 ====

Weighted average number of shares used in
     computation of per share data                                                           20,224               20,068



The accompanying notes are an integral part of the financial statements.

                                                 EKCO GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                                                      (AMOUNTS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                    1995                 1994
                                                                                                    ----                 ----
Cash flows from operating activities
   Net income                                                                                     $   134             $    979
   Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                                                2,466                2,390
       Amortization of intangible assets                                                            2,651                1,931
       Other                                                                                          151                   45
       Change in certain assets and liabilities, affecting
          cash provided by (used in) operations:
            Accounts receivable                                                                     9,826                4,629
            Inventories                                                                            (6,052)                (345)
            Other assets                                                                           (1,454)                (870)
            Accounts payable and accrued expenses                                                     808               (2,725)
            Income taxes payable                                                                     (851)                 407
                                                                                                 --------             --------
            Net cash provided by operations                                                         7,679                6,441
                                                                                                 --------             --------

Cash flows from investing activities
   Proceeds from sale of property, equipment and
     product line                                                                                       -                4,353
   Capital expenditures                                                                            (3,009)              (2,022)
                                                                                                 --------             --------
            Net cash provided by (used in) investing
             activities                                                                            (3,009)               2,331
                                                                                                 --------             --------

Cash flows from financing activities
   Proceeds from issuance of notes payable and
    long-term obligations                                                                           5,820               16,048
   Investment held as collateral                                                                    3,600                    -
   Dividends                                                                                         (371)                   -
   Issuance of stock under stock option and purchase plans                                            145                  142
   Payment of notes and long-term obligations                                                     (13,792)             (25,119)
   Other                                                                                              (17)                   -
                                                                                                 --------             --------
            Net cash used in financing activities                                                  (4,615)              (8,929)

Effect of exchange rate changes on cash                                                                 1                   40
                                                                                                 --------             --------
Net increase (decrease) in cash and cash equivalents                                                   56                 (117)
Cash and cash equivalents at beginning of year                                                        129                  327
                                                                                                 --------             --------
Cash and cash equivalents at end of period                                                       $    185             $    210
                                                                                                 ========             =======


Cash paid during the period for
       Interest                                                                                  $    978             $    717
       Income taxes                                                                                   726                  435


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


(2)  ACCOUNTS RECEIVABLE, NET

              Accounts receivable consisted of the following:

                                                                              APRIL 2, 1995               JANUARY 1, 1995
                                                                              -------------               ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
       Accounts receivable                                                    $37,925                        $47,769
       Allowance for doubtful accounts                                         (1,580)                        (1,739)
                                                                              -------                        -------
                                                                              $36,345                        $46,030
                                                                              =======                        =======


(3)  INVENTORIES

              The components of inventory were as follows:
                                                                              APRIL 2, 1995               JANUARY 1, 1995
                                                                              -------------               ---------------
                                                                                        (AMOUNTS IN THOUSANDS)
       Raw materials                                                           $15,204                       $15,229
       Work in process                                                           4,671                         4,047
       Finished goods                                                           34,416                        28,966
                                                                               -------                       -------
                                                                               $54,291                       $48,242
                                                                               =======                       =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(4)  PROPERTY AND EQUIPMENT, NET

              Property and equipment consisted of the following:

                                                                              APRIL 2, 1995               JANUARY 1, 1995
                                                                              -------------               ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements                                       $22,267                       $22,261
        Equipment, factory and other                                            63,100                        59,839
                                                                               -------                       -------
                                                                                85,367                        82,100
      Less accumulated depreciation                                             31,969                        29,739
                                                                               -------                       -------
                                                                               $53,398                       $52,361
                                                                               =======                       =======


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET


          Excess of cost over fair value of net assets acquired consisted of the following:

                                                                              APRIL 2, 1995               JANUARY 1, 1995
                                                                              -------------               ---------------
                                                                                       (AMOUNTS IN THOUSANDS)
      Excess of cost over fair value of
        net assets acquired                                                  $164,272                       $164,272
      Accumulated amortization                                                (24,399)                       (23,290)
                                                                             --------                       --------
                                                                             $139,873                       $140,982
                                                                             ========                       ========


(6)  INCOME TAXES

         The Company's effective tax rate as reported in its latest annual report on Form 10-K was 46% for the year ended January 1, 1995 ("Fiscal 1994"). The difference between the Company's effective tax rate of 47% for the three months ended April 2, 1995 and the Fiscal 1994 rate results primarily from amortization of excess of cost over fair value of net assets acquired becoming a higher percentage of earnings before income taxes.


(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

              Long-term obligations consisted of the following:

                                                                          APRIL 2, 1995                  JANUARY 1, 1995
                                                                          -------------                  ---------------
                                                                                      (AMOUNTS IN THOUSANDS)
                  Group Credit Facility                                      $38,131 (a)                     $ 42,424 (a)
                  12.70% Notes, due 1998                                      60,000                           60,000
                  Other                                                          145                              192
                                                                             -------                         --------
                                                                              98,276                          102,616
                  Less current portion                                            95                               36
                                                                             -------                         --------
                                                                             $98,181                         $102,580
                                                                             =======                         ========

                  7% Convertible Subordinated Note,
                   due 2002                                                  $22,000                         $ 22,000
                                                                             =======                         ========

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES (CONTINUED)

            Other long-term liabilities consisted of the following:

                                                                          APRIL 2, 1995               JANUARY 1, 1995
                                                                          -------------               ---------------
                                                                                   (AMOUNTS IN THOUSANDS)
                    Accrued pension cost                                    $1,450                        $1,408
                    Deferred income taxes                                    1,027                           948
                    Other long-term liabilities                              7,046                         7,019
                                                                            ------                        ------
                                                                            $9,523                        $9,375
                                                                            ======                        ======

                 (a)  Borrowings which were refinanced under the Group Credit Facility:

                    Frem Credit Agreement                                   $     -                       $ 5,896
                    Housewares Credit Agreement                              10,064                        14,305
                    Group Credit Line                                        28,067                        22,223
                                                                            -------                       -------
                                                                            $38,131                       $42,424
                                                                            =======                       =======

        On April 11, 1995, the Company entered into a $75 million bank credit agreement (the "Group Credit Facility") which provides lines of credit for each of the Company ($30 million), Ekco Housewares, Inc. ("Housewares") ($35 million) and Frem Corporation ("Frem") ($10 million). The proceeds from the Group Credit Facility were used to retire loans under the Housewares Credit Agreement and the Group Credit Line and, consequently, all amounts due under these agreements have been classified as long-term. The remaining line ($36.9 million as of April 2, 1995) is available for general corporate purposes. The facility will mature on December 1, 1998.

        Loans under the Group Credit Facility bear interest ranging from the bank's prime rate to the prime rate plus 0.25% or the LIBOR rate plus 1.25% to 1.75%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow (as defined). The Group Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee.

        Borrowings under the Group Credit Facility are collateralized by substantially all of the tangible assets of the Company. The Group Credit Facility contains certain financial and operating covenants. The most restrictive covenant requires the Company to maintain a minimum level of cash flow.


(8)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK


Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                                                APRIL 2, 1995                 JANUARY 1, 1995
                                                                -------------                 ---------------
                                                                           (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
                    $3.61 per share                                $ 5,662                      $ 5,662
     Unearned compensation                                          (2,398)                      (2,566)
                                                                   -------                      -------
                                                                   $ 3,264                      $ 3,096
                                                                   =======                      =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(9)  COMMON STOCK, $.01 PAR VALUE

                  Share information regarding common stock consisted of the following:

                                                                               APRIL 2, 1995                JANUARY 1, 1995
                                                                               -------------                ---------------
     Authorized shares                                                          60,000,000                       60,000,000
                                                                                ==========                       ==========

     Shares issued                                                              27,555,126                       27,292,641
     Shares held in treasury                                                     9,238,600                        9,223,600
                                                                                ----------                       ----------
                                                                                18,316,526                       18,069,041
                                                                                ==========                       ==========

(10)  NET INCOME PER COMMON SHARE


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

                                                                                            THREE MONTHS ENDED
                                                                                            ------------------
                                                                                APRIL 2, 1995             APRIL 3, 1994
                                                                                -------------             -------------
                                                                                           (AMOUNTS IN THOUSANDS)
     Weighted average shares of common
             stock outstanding during the period                                   18,204                     17,848
     Series B ESOP Convertible Preferred
             Stock                                                                  1,568                      1,640
     Weighted average common equivalent
             shares due to stock options                                              452                        580
                                                                                   ------                     ------
                                                                                   20,224                     20,068
                                                                                   ======                     ======


(11)  CONTINGENCIES

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

New Hampshire, and Lititz, Pennsylvania, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

         In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water
monitoring and the estimated costs thereof.   Based upon the cost estimates
provided by the Consultants, the Company believes remediation costs will be approximately $1.6 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $181,000 for the first ten years and $116,000 for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company has recorded a liability of approximately $3.6 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $1.3 million of the remediation costs in the current year ("Fiscal 1995") with the balance being paid out in fiscal years 1996 and 1997. During the first quarter of Fiscal 1995, the Company paid approximately $62,000 of such costs. These estimates may subsequently change if additional sites are identified or further remediation measures are required or undertaken or the interpretation of current laws or regulations are modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

       The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended April 2, 1995 (the First Quarter of Fiscal 1995) and April 3, 1994 (the First Quarter of Fiscal 1994) and the financial condition at April 2, 1995 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

       Net revenues for the First Quarter of Fiscal 1995 increased approximately $4.4 million (8%) from the comparable prior year period. The increase was primarily due to the introduction of new products ($1.5 million) (primarily from the Company's plastic products), price increases ($1.0 million) initiated in Fiscal 1995, increased sales from the Company's J-Hook program ($.6 million) and increased sales of the Company's bakeware and kitchenware products. These increases were partially offset by a decline in the sales of the Company's cleaning products ($1.3 million), principally due to a general softening at retail.

       Toward the end of the First Quarter of Fiscal 1995, the Company began to experience a softening in demand which is the result of industry-wide weakness in retail sales. The Company's two largest customers have announced inventory reduction plans and have cancelled or delayed promotions originally scheduled for the second quarter of Fiscal 1995.

GROSS PROFIT

       The Company's gross profit margin declined from 33% in the First Quarter of Fiscal 1994 to 31% for the First Quarter of Fiscal 1995. The decline in gross profit margin was primarily due to increased raw material costs, particularly plastic resin and corrugated paper and increases in warehousing and distribution costs. The decline was partially offset by the price increases mentioned above and improved facilities utilization.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses increased to $13.3 million (23% of net revenues) for the First Quarter of Fiscal 1995 from $11.7 million (21% of net revenues) for the First Quarter of Fiscal 1994. The increase was primarily due to increased display and sales promotion costs for the Company's kitchen tool and gadget products, costs associated with the Company's bakeware media campaign and costs associated with B. Via International Housewares, Inc., a start-up venture, that is developing products for the upscale and specialty market place.

NET INTEREST EXPENSE

       Net interest expense increased $257,000 from the First Quarter of Fiscal 1994 level of $3.1 million. The increase was primarily due to an increase in interest rates.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



RESTRUCTURING/REORGANIZATION AND EXCESS FACILITIES CHARGE

       During the fourth quarter of Fiscal 1993, the Company recorded an $11 million restructuring/reorganization and excess facilities charge ($6.6 million after income taxes) resulting from management's analysis of the Company's operations and future strategy. Of this charge, approximately $2.7 million was non-cash. At January 1, 1995, the accrual relating to restructuring/ reorganization and excess facilities costs was $3.3 million.

       In February 1995, the Company announced the second phase of its restructuring which is expected to utilize the balance of the accrual. As part of the second phase, the Company is combining its principal housewares business units into a single operating division. The new division will consolidate the management and operations of Housewares, Frem and Kellogg and will provide certain administrative and distribution services to the Company's other business units.

       During the First Quarter of Fiscal 1995, the Company charged approximately $900,000 against the accrual for costs incurred in the implementation of the second phase of the restructuring plan. At April 2, 1995 the accrual was $2.4 million.


LIQUIDITY AND CAPITAL RESOURCES

       During the First Quarter of Fiscal 1995, the Company generated approximately $8 million of cash from operations. Such cash along with proceeds from the liquidation of investments previously pledged as collateral were used for capital expenditures (approximately $3 million) and an $8 million net reduction in borrowings.

       The decline in the Company's accounts receivable balance results from the collection of receivables from the seasonally high revenues in the fourth quarter, which have historically been concentrated in the second half of its fiscal year. The increase in inventory reflects a planned increase in plastic products to better balance manufacturing in anticipation of the "back-to-school" season and a softening of demand experienced towards the end of the first quarter.

       On April 11, 1995, the Company entered into a $75 million bank credit agreement (the "Group Credit Facility") which provides lines of credit for each of the Company ($30 million), Housewares ($35 million) and Frem ($10 million). Loans under the Group Credit Facility bear interest ranging from the bank's prime rate to the bank's prime rate plus 0.25% or the LIBOR rate plus 1.25% to 1.75%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow (as defined). The facility will mature on December 1, 1998.

       With the Group Credit Facility, the Company and its operating subsidiaries have credit facilities of $75.0 million, of which $38.1 million was outstanding at April 2, 1995. The Company believes it has sufficient borrowing capacity to finance its ongoing operations through the end of Fiscal 1995. The Company may require additional funds to finance any additional acquisitions.

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

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


       The Company has provided approximately $3.6 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with Kellogg-owned or occupied facilities. The Company believes the provision is adequate but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or if interpretation of current laws or regulations are modified.

                       EKCO GROUP, INC. AND SUBSIDIARIES


                                    PART II

                               OTHER INFORMATION




ITEM 1     LEGAL PROCEEDINGS

           ENVIRONMENTAL MATTERS

           From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that with respect to its operating facilities at Massillon and Hamilton Ohio, Easthampton, Massachusetts, Hudson, New Hampshire, and Lititz, Pennsylvania hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or any future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K:


       a)  EXHIBIT
           NUMBER              EXHIBIT DESCRIPTION
           -------             -------------------

           10.28               Credit Agreement dated as of April 11, 1995 among the registrant, Ekco Housewares,
                               Inc., Frem Corporation, Fleet Bank of Massachusetts, N.A., as Agent, and the Lenders
                               party thereto.

                                  SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  EKCO GROUP, INC.
                                        -------------------------------------
                                                    (Registrant)


Date: May 16, 1995                      By: /s/ ROBERT STEIN
      ------------------------             -----------------------------------
                                           Robert Stein,
                                           President and
                                           Chief Executive Officer




                                        By: /s/ DONATO A. DENOVELLIS
                                            -----------------------------------
                                            Donato A. DeNovellis
                                            Executive Vice President,
                                            Finance and Administration, and
                                            Chief Financial Officer


                     INDEX TO EXHIBITS FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995

Exhibit No.      Description
- -----------      -----------
10.28            Credit Agreement dated as of April 11, 1995 among the registrant, Ekco Housewares, Inc., Frem
                 Corporation, Fleet Bank of Massachusetts, N.A., as Agent, and the Lenders party thereto.

27               Financial Data Schedule