Form 10-Q
period 1995-07-02
EKCO GROUP INC /DE/
filed 1995-08-15
CIK 18827

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------
                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For quarterly period ended JULY 2, 1995
                                               ------------

                         Commission File Number 1-7484
                                                ------

                               EKCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                           11-2167167
--------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



                98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE  03062
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

                              Yes   X      No
                                   ---        ---

       As of August 7, 1995, there were issued and outstanding 18,394,577 shares of common stock of the registrant.

                                                 EKCO GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   JULY 2,                JANUARY 1,
                                                                                                    1995                     1995
                                                                                                 -----------              ---------
                                                                                                 (UNAUDITED)
Current assets
  Cash and cash equivalents                                                                        $    222                $    129
  Accounts receivable, net                                                                           38,849                  46,030
  Inventories                                                                                        63,060                  48,242
  Prepaid expenses and other current assets                                                           6,321                   6,296
  Deferred income taxes                                                                               7,320                   7,330
  Investment pledged as collateral                                                                        -                   3,600
                                                                                                   --------                --------
      Total current assets                                                                          115,772                 111,627

Property and equipment, net                                                                          55,512                  52,361
Property held for sale or lease, net                                                                  6,904                   7,373
Other assets                                                                                          4,800                   5,440
Excess of cost over fair value of net assets
  acquired, net                                                                                     138,801                 140,982
                                                                                                   --------                --------
      Total assets                                                                                 $321,789                $317,783
                                                                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                                     $      -                $  3,643
  Current portion of long-term obligations                                                               82                      36
  Accounts payable                                                                                   18,041                  15,652
  Accrued expenses                                                                                   24,468                  27,843
  Income taxes                                                                                        2,318                   3,944
                                                                                                   --------                --------
      Total current liabilities                                                                      44,909                  51,118
                                                                                                   --------                --------

Long-term obligations, less current portion                                                         111,715                 102,580
                                                                                                   --------                --------
Other long-term liabilities                                                                           9,449                   9,375
                                                                                                   --------                --------
7% Convertible Subordinated Note                                                                     22,000                  22,000
                                                                                                   --------                --------
 Series B ESOP Convertible Preferred Stock, net;
  outstanding July 2, 1995, 1,533 shares;
  outstanding January 1, 1995, 1,568 shares,
  redeemable at $3.61 per share                                                                       3,305                   3,096
                                                                                                   --------                --------
Commitments and contingencies                                                                             -                       -
Minority interest                                                                                       498                     498
                                                                                                   --------                --------
Stockholders' equity
  Common stock, $.01 par value; outstanding
    July 2, 1995, 18,395 shares; outstanding
    January 1, 1995, 18,069 shares                                                                      184                     181
  Capital in excess of par value                                                                    107,246                 105,448
  Cumulative translation adjustment                                                                     877                     771
  Retained earnings                                                                                  27,317                  27,172
  Unearned compensation                                                                              (4,223)                 (2,968)
  Pension liability adjustment                                                                       (1,488)                 (1,488)
                                                                                                   --------                --------
                                                                                                    129,913                 129,116
                                                                                                   --------                --------
        Total liabilities and stockholders' equity                                                 $321,789                $317,783
                                                                                                   ========                ========


The accompanying notes are an integral part of the financial statements.

                                                 EKCO GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994
                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)


                                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          ------------------                     ----------------
                                                                        1995              1994                 1995           1994
                                                                        ----              ----                 ----           ----
Net revenues                                                           $61,691           $59,199              $120,423     $113,553
                                                                       -------           -------              --------     --------


Costs and expenses
  Cost of sales                                                         43,229            39,657                83,954       76,265
  Selling, general and administrative                                   12,398            13,482                25,683       25,168
  Amortization of excess cost over
  fair value                                                             1,108             1,109                 2,217        2,219
                                                                       -------           -------              --------     --------
                                                                        56,735            54,248               111,854      103,652
                                                                       -------           -------              --------     --------

Income before interest and
  income taxes                                                           4,956             4,951                 8,569        9,901
                                                                       -------           -------              --------     --------

Net interest expense
  Interest expense                                                       3,410             3,095                 6,843        6,289
  Investment income                                                          -              (133)                  (75)        (226)
                                                                       -------           -------              --------     --------
                                                                         3,410             2,962                 6,768        6,063
                                                                       -------           -------              --------     --------

Income before income taxes                                               1,546             1,989                 1,801        3,838

Income taxes                                                               735               956                   856        1,826
                                                                       -------           -------              --------     --------

Net income                                                             $   811           $ 1,033              $    945     $  2,012
                                                                       =======           =======              ========     ========

Net income per share                                                   $   .04           $   .05              $    .05     $    .10
                                                                       =======           =======              ========     ========

Weighted average number of shares used
  in computation of per share data                                      20,308            20,114                20,266       20,091


The accompanying notes are an integral part of the financial statements.


                                                 EKCO GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JULY 2, 1995 AND JULY 3, 1994
                                                      (AMOUNTS IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                  1995                   1994
                                                                                                  ----                   ----
Cash flows from operating activities
  Net income                                                                                  $    945                $  2,012
  Adjustments to reconcile net income to net cash
   provided by (used in) operations
     Depreciation                                                                                4,901                   4,757
     Amortization                                                                                5,226                   3,985
     Other                                                                                          (1)                    940
     Change in certain assets and liabilities, affecting
       cash provided by (used in) operations:
       Accounts receivable                                                                       7,603                    (302)
       Inventories                                                                             (14,789)                 (6,833)
       Other assets                                                                             (2,484)                  4,276
       Accounts payable and accrued expenses                                                    (1,000)                 (4,468)
       Income taxes payable                                                                     (1,621)                 (2,146)
                                                                                              --------                --------
        Net cash provided by (used in) operations                                               (1,220)                  2,221
                                                                                              --------                --------

Cash flows from investing activities
  Proceeds from sale of property, equipment and product line                                       236                   4,412
  Capital expenditures                                                                          (6,926)                 (4,481)
                                                                                              --------                --------

      Net cash used in investing activities                                                     (6,690)                    (69)
                                                                                              --------                --------

Cash flows from financing activities
  Proceeds from issuance of long-term obligations                                               31,183                  24,355
  Proceeds from sale of investment held as collateral                                            3,600                       -
  Payment of dividends                                                                            (800)                      -
  Issuance of stock under stock option and purchase plans                                          238                     363
  Payment of note and long-term obligations                                                    (25,645)                (26,349)
  Other                                                                                           (574)                   (400)
                                                                                              --------                --------
        Net cash provided by (used in) financing activities                                      8,002                  (2,031)
                                                                                              --------                --------

Effect of exchange rate changes on cash                                                              1                      52
                                                                                              --------                --------
Net increase in cash and cash equivalents                                                           93                     173
Cash and cash equivalents at beginning of year                                                     129                     327
                                                                                              --------                --------
Cash and cash equivalents at end of period                                                    $    222                $    500
                                                                                              ========                ========


Cash paid during the period for
     Interest                                                                                 $  5,940                $  5,928
     Income taxes                                                                                2,379                   3,762


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


(2)  ACCOUNTS RECEIVABLE, NET

              Accounts receivable consisted of the following:

                                                                             JULY 2, 1995               JANUARY 1, 1995
                                                                             ------------               ---------------
                                                                                       (AMOUNTS IN THOUSANDS)
       Accounts receivable                                                    $39,875                        $47,769
       Allowance for doubtful accounts                                         (1,026)                        (1,739)
                                                                              -------                        -------
                                                                              $38,849                        $46,030
                                                                              =======                        =======


(3)  INVENTORIES

              The components of inventory were as follows:

                                                                             JULY 2, 1995                 JANUARY 1, 1995
                                                                             ------------                 ---------------
                                                                                        (AMOUNTS IN THOUSANDS)
       Raw materials                                                           $15,204                       $15,229
       Work in process                                                           4,963                         4,047
       Finished goods                                                           42,893                        28,966
                                                                               -------                       -------
                                                                               $63,060                       $48,242
                                                                               =======                       =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




(4)  PROPERTY AND EQUIPMENT, NET

              Property and equipment consisted of the following:

                                                                            JULY 2, 1995               JANUARY 1, 1995
                                                                            ------------               ---------------
                                                                                       (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements                                       $22,443                       $22,261
        Equipment, factory and other                                            66,859                        59,839
                                                                               -------                       -------
                                                                                89,302                        82,100
      Less accumulated depreciation                                             33,790                        29,739
                                                                               -------                       -------
                                                                               $55,512                       $52,361
                                                                               =======                       =======


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

       Excess of cost over fair value of net assets acquired is net of accumulated amortization of $25,507 as of July 2, 1995 and $23,290 as of January 1, 1995.



(6)  INCOME TAXES

         The Company's effective tax rate as reported in its latest annual report on Form 10-K was 46% for the year ended January 1, 1995 ("Fiscal 1994"). The difference between the Company's effective tax rate of 48% for the three and six months ended July 2, 1995 and the Fiscal 1994 rate results primarily from amortization of excess of cost over fair value of net assets acquired becoming a higher percentage of earnings before income taxes.



(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

              Long-term obligations consisted of the following:

                                                                                 JULY 2, 1995               JANUARY 1, 1995
                                                                                 ------------               ---------------
                                                                                            (AMOUNTS IN THOUSANDS)
                  Group Credit Facility                                            $ 51,664                         $ 42,424 (a)
                  12.70% Notes, due 1998                                             60,000                           60,000
                  Other                                                                 133                              192
                                                                                   --------                         --------
                                                                                    111,797                          102,616
                  Less current portion                                                   82                               36
                                                                                   --------                         --------
                                                                                   $111,715                         $102,580
                                                                                   ========                         ========

                  7% Convertible Subordinated Note,
                   due 2002                                                        $ 22,000                         $ 22,000
                                                                                   ========                         ========

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES (CONTINUED)

            Other long-term liabilities consisted of the following:

                                                                                  JULY 2, 1995               JANUARY 1, 1995
                                                                                  ------------               ---------------
                                                                                           (AMOUNTS IN THOUSANDS)
                    Accrued pension cost                                             $1,484                        $1,408
                    Deferred income taxes                                             1,034                           948
                    Other long-term liabilities                                       6,931                         7,019
                                                                                     ------                        ------
                                                                                     $9,449                        $9,375
                                                                                     ======                        ======


       (a)             Borrowings which were refinanced under the Group Credit Facility:

                                                                                              JANUARY 1, 1995
                                                                                              ---------------
                                                                                           (AMOUNTS IN THOUSANDS)
                    Frem Credit Agreement                                                        $  5,896
                    Housewares Credit Agreement                                                    14,305
                    Group Credit Line                                                              22,223
                                                                                                 --------
                                                                                                 $ 42,424
                                                                                                 ========

          On April 11, 1995, the Company entered into a bank credit agreement (the "Group Credit Facility") which provides lines of credit aggregating
$75 million for each of the Company ($30 million), Ekco Housewares, Inc. ("Housewares") ($35 million) and Frem Corporation ("Frem") ($10 million). The proceeds from the Group Credit Facility were used to retire loans under the Housewares and Frem Credit Agreements and the Group Credit Line and, consequently, all amounts due under these agreements were classified as long-term. The facility matures on December 1, 1998.

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


(8)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                                                                       JULY 2, 1995                JANUARY 1, 1995
                                                                                       ------------                --------------
                                                                                                   (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
         $3.61 per share                                                                  $ 5,535                      $ 5,662
     Unearned compensation                                                                 (2,230)                      (2,566)
                                                                                          -------                      -------
                                                                                          $ 3,305                      $ 3,096
                                                                                          =======                      =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)




(9)  COMMON STOCK, $.01 PAR VALUE

      Share information regarding common stock consisted of the following:

                                                                                     JULY 2, 1995                JANUARY 1, 1995
                                                                                     ------------                ---------------
     Authorized shares                                                                60,000,000                    60,000,000
                                                                                      ==========                    ==========

     Shares issued                                                                    27,632,372                    27,292,641
     Shares held in treasury                                                           9,237,795                     9,223,600
                                                                                      ----------                    ----------
                                                                                      18,394,577                    18,069,041
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

                                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       ------------------                    ----------------
                                                                   JULY 2,            JULY 3,             JULY 2,           JULY 3,
                                                                   -------            -------             -------           -------
                                                                     1995               1994                1995              1994
                                                                     ----               ----                ----              ----
                                                                                        (AMOUNTS IN THOUSANDS)
                 Weighted average shares of common
                   stock outstanding during the
                   period                                           18,343            17,927               18,273           17,887
                 Series B ESOP Convertible
                   Preferred Stock                                   1,533             1,640                1,551            1,640
                 Weighted average common equivalent
                   shares due to stock options                         432               547                  442              564
                                                                    ------            ------               ------           ------
                                                                    20,308            20,114               20,266           20,091
                                                                    ======            ======               ======           ======


(11)   ENVIRONMENTAL MATTERS

       From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Chicago, Illinois; Easthampton, Massachusetts; Hudson, New Hampshire and Lititz, Pennsylvania; hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(11)  ENVIRONMENTAL MATTERS (CONTINUED)


       In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in fiscal year 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Based upon the cost estimates provided by the Consultants, the Company believes remediation costs will be approximately $1.6 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $181,000 for the first ten years and $116,000 for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company has recorded a liability of approximately $3.6 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $1.3 million of the remediation costs in the current year ("Fiscal 1995") with the balance being paid out in fiscal years 1996 and 1997. During the first six months of Fiscal 1995, the Company paid approximately $124,000 of such costs. These estimates may subsequently change if additional sites are identified or further remediation measures are required or undertaken or the interpretation of current laws or regulations are modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

       The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended July 2, 1995 (the "Second Quarter of 1995") and July 3, 1994 (the "Second Quarter of 1994") and for the twenty six week periods ended July 2, 1995 (the "First Half of 1995") and July 3, 1994 (the "First Half of 1994") and the financial condition at July 2, 1995 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

       Net revenues for the Second Quarter and First Half of 1995 increased approximately $2.5 million (4.2%) and $6.9 million (6.1%), respectively, from the comparable prior year periods. The increase in net revenues for the Second Quarter and First Half of 1995 was primarily the result of price increases ($2.6 million and $3.6 million, respectively), the introduction of new products ($1.2 million and $2.8 million, respectively, principally plastic products), increased sales from the Company's J-Hook program ($300,000 and $1.0 million, respectively) and increased sales of kitchenware products ($900,000 and $2.4 million, respectively). While in the Second Quarter of 1995 the Company experienced a slight decline in net revenues from its bakeware products ($900,000) this was more than offset by strong first quarter sales, resulting in increased net revenues from the Company's bakeware products for the First Half of 1995 of $500,000. The above increases were partially offset by the decline in net revenues from the Company's plastic products, reflecting retailer and consumer resistance to price increases.

GROSS PROFIT

       The Company's gross profit margin declined from approximately 33% in the 1994 periods to approximately 30% for the 1995 periods. The principal contributing factors to this decline were the significant rise in the prices of resin, corrugated and wood, increases in manufacturing and distribution costs and a shift in product mix, partially offset by the effect of price increases initiated in the beginning of the year.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses for the Second Quarter of 1995 decreased approximately $1.1 million (8.1%) from the comparable prior year period, but increased $500,000 for the First Half of 1995 as compared with the First Half of 1994. The decline in second quarter expenses was the direct result of management's efforts to reorganize and better control expenditures. The increase in selling, general and administrative expenses in the First Half of 1995 from the First Half of 1994 was due primarily to planned increases in advertisement and product placement costs in the first quarter of 1995, and costs associated with B. Via International Housewares, Inc., a start-up subsidiary, that is developing products for the upscale and specialty market place.

NET INTEREST EXPENSE

       Net interest expense increased $448,000 from the Second Quarter of 1994 level of $3.0 million and $705,000 from the First Half of 1994 level of $6.1 million. The increases were due to both an increase in interest rates and higher average borrowings.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



RESTRUCTURING/REORGANIZATION AND EXCESS FACILITIES CHARGE

       During the Fourth Quarter of Fiscal 1993, the Company recorded an $11 million restructuring/reorganization and excess facilities charge ($6.6 million after income taxes) resulting from management's analysis of the Company's operations and future strategy. Of this charge approximately $2.7 million was non-cash. At January 1, 1995, the accrual relating to restructuring/reorganization and excess facilities costs was $3.3 million.

       In February 1995, the Company announced the second phase of its restructuring which is expected to utilize the balance of the reserve. During this phase, the Company has combined its principal housewares business units into a single operating division. The new division consolidates the management and operations of Housewares, Frem and Kellogg. This new division also provides certain administrative and distribution services to the Company's other business units.

       During the First Half of 1995, the Company charged approximately $1.9 million against the reserve for costs incurred in the implementation of the second phase of the restructuring plan. At July 2, 1995 the remaining accrual was $1.4 million.


LIQUIDITY AND CAPITAL RESOURCES

       During the First Half of 1995, the Company utilized approximately $1.2 million to fund operating activities, primarily to increase working capital and pay interest expense. Also, during the First Half of 1995, the Company used approximately $5.5 million of increased borrowings along with proceeds of $3.6 million from investments previously pledged as collateral for capital expenditures of approximately $6.7 million and dividend payments of approximately $800,000.

       The decline in the Company's accounts receivable balance relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. The increase in inventory reflects a planned increase in plastic products and bakeware products to better balance manufacturing in anticipation of the "back-to-school" and holiday baking seasons and a softening of demand experienced towards the end of the quarter.

       On April 11, 1995, the Company entered into a bank credit agreement (the "Group Credit Facility") which provides lines of credit aggregating $75 million for each of the Company ($30 million), Housewares ($35 million) and Frem ($10 million). Loans under the Group Credit Facility bear interest ranging from the bank's prime rate to the bank's prime rate plus 0.25% or the LIBOR rate plus 1.25% to 1.75%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow (as defined). The Group Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. The facility matures on December 1, 1998.

       At July 2, 1995, the Company and its operating subsidiaries had unused credit facilities of $16.2 million (net of approximately $7.1 million in outstanding letters of credit). The Company believes it has sufficient borrowing capacity to finance its ongoing operations through the end of Fiscal 1995. The Company may require additional funds to finance any additional acquisitions.

       The Company has land and buildings in Hudson, New Hampshire; Chicago, Illinois; and a portion of its facilities in Lititz, Pennsylvania; held for sale. The Company is actively pursuing the sale or lease of these properties, and has partially leased the Hudson and Lititz facilities. The aggregate carrying values of such properties are periodically reviewed and are stated at the lower of cost or market.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)



       The Company has provided a reserve of approximately $3.6 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with Kellogg-owned or occupied facilities. The Company believes the provision is adequate but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or if interpretation of current laws or regulations are modified.

                       EKCO GROUP, INC. AND SUBSIDIARIES


                                    PART II

                               OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS:

              From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such asserted claims or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that with respect to its operating facilities at Massillon and Hamilton, Ohio; Chicago, Illinois; Easthampton, Massachusetts; Hudson, New Hampshire and Lititz, Pennsylvania; hazardous substances or oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or any future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              At the Annual Meeting of Stockholders held on May 25, 1995 in Boston, Massachusetts, each of the persons nominated for election as a director of the Company were elected by the votes shown below. Directors will hold office until the next annual meeting of stockholders and until their successors are duly chosen and qualified or until their earlier resignation or removal.

                                                                               No. of                         No. of
                                                                            Shares Voted                      Shares
                                                                                FOR                           WITHHELD
                      ----------------------------------------------------------------------------------------------------
                      T. Michael Long                                        15,487,004                        399,047
                      Stuart B. Ross                                         15,487,004                        399,047
                      Malcolm L. Sherman                                     15,462,348                        423,703
                      Bill W. Sorenson                                       15,487,169                        398,882
                      Herbert M. Stein                                       15,480,419                        405,632
                      Robert Stein                                           15,449,434                        436,617
                      Jeffrey A. Weinstein                                   15,487,404                        418,647


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

              a)   Exhibits:   None.

              b)   Reports on Form 8-K:   On April 14, 1995, the registrant
                   filed a report on Form 8-K as of April 13, 1995 to report under "Item 5. Other Events" that it had issued a press release in which it announced that it had entered into a $75 million bank credit agreement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     EKCO GROUP, INC.
                                          --------------------------------------
                                                      (Registrant)





Date:  August 15, 1995                    By: /s/ Robert Stein
     ------------------------                -----------------------------------
                                              Robert Stein
                                              President and
                                              Chief Executive Officer

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


                     INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 1995





EXHIBIT NO.      DESCRIPTION
-----------      -----------
27               Financial Data Schedule