Form 10-Q
period 1995-10-01
EKCO GROUP INC /DE/
filed 1995-11-14
CIK 18827

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For quarterly period ended OCTOBER 1, 1995

                         Commission File Number 1-7484


                                EKCO GROUP, INC.
                   -----------------------------------------
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


                                 (603) 888-1212
              ---------------------------------------------------
              (Registrant's telephone number, including area code)




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

       As of November 3, 1995, there were issued and outstanding 18,382,546 shares of common stock of the registrant.

                                      EKCO GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           OCTOBER 1,              JANUARY 1,
                                                                              1995                   1995
                                                                          -----------              ---------
                                                                          (UNAUDITED)
Current assets
           Cash and cash equivalents                                      $    213                $    129
           Accounts receivable, net                                         58,236                  46,030
           Inventories                                                      53,461                  48,242
           Prepaid expenses and other current assets                         6,613                   6,296
           Deferred income taxes                                             7,439                   7,330
           Investment pledged as collateral                                      -                   3,600
                                                                          --------                --------
                 Total current assets                                      125,962                 111,627

Property and equipment, net                                                 55,057                  52,361
Property held for sale or lease, net                                         6,739                   7,373
Other assets                                                                 5,100                   5,440
Excess of cost over fair value of net assets
           acquired, net                                                   137,727                 140,982
                                                                          --------                --------
                 Total assets                                             $330,585                $317,783
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
           Note payable                                                   $      -                $  3,643
           Current portion of long-term obligations                             33                      36
           Accounts payable                                                 17,427                  15,652
           Accrued expenses                                                 26,587                  27,843
           Income taxes                                                      5,593                   3,944
                                                                          --------                --------
                  Total current liabilities                                 49,640                  51,118
                                                                          --------                --------

Long-term obligations, less current portion                                110,683                 102,580
                                                                          --------                --------
Other long-term liabilities                                                  9,549                   9,375
                                                                          --------                --------
7% Convertible Subordinated Note                                            22,000                  22,000
                                                                          --------                --------
Series B ESOP Convertible Preferred Stock, net;
           outstanding October 1, 1995, 1,519 shares;
           outstanding January 1, 1995, 1,568 shares,
           redeemable at $3.61 per share                                     3,510                   3,096
                                                                          --------                --------
Commitments and contingencies                                                    -                       -
Minority interest                                                              498                     498
                                                                          --------                --------

Stockholders' equity
           Common stock, $.01 par value; outstanding
             October 1, 1995, 18,548 shares; outstanding
             January 1, 1995, 18,069 shares                                    185                     181
           Capital in excess of par value                                  107,861                 105,448
           Cumulative translation adjustment                                   975                     771
           Retained earnings                                                31,563                  27,172
           Unearned compensation                                            (4,391)                 (2,968)
           Pension liability adjustment                                     (1,488)                 (1,488)
                                                                          --------                --------
                                                                           134,705                 129,116
                                                                          --------                --------
                 Total liabilities and stockholders' equity               $330,585                $317,783
                                                                          ========                ========

The accompanying notes are an integral part of the financial statements.

                                             EKCO GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)

                                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                         ------------------                     -----------------
                                                                      1995               1994                  1995           1994
                                                                      ----               ----                  ----           ----
Net revenues                                                         $83,041           $78,623              $203,464       $192,176
                                                                     -------           -------              --------       --------


Costs and expenses
  Cost of sales                                                       56,935            51,511               140,889        127,776
  Selling, general and administrative                                 12,954            14,507                38,637         39,675
  Amortization of excess cost over
  fair value                                                           1,109             1,111                 3,326          3,330
                                                                     -------           -------              --------       --------
                                                                      70,998            67,129               182,852        170,781
                                                                     -------           -------              --------       --------

Income before interest and
  income taxes                                                        12,043            11,494                20,612         21,395
                                                                     -------           -------              --------       --------

Net interest expense
  Interest expense                                                     3,611             3,223                10,454          9,512
  Investment income                                                      (10)              (50)                  (85)          (276)
                                                                     -------           -------              --------       --------
                                                                       3,601             3,173                10,369          9,236
                                                                     -------           -------              --------       --------

Income before income taxes                                             8,442             8,321                10,243         12,159

Income taxes                                                           3,795             3,845                 4,651          5,671
                                                                     -------           -------              --------       --------

Net income                                                           $ 4,647           $ 4,476              $  5,592       $  6,488
                                                                     =======           =======              ========       ========

Net income per share                                                 $   .23           $   .22              $    .28       $    .32
                                                                     =======           =======              ========       ========

Weighted average number of shares used
  in computation of per share data                                    20,404            20,139                20,312         20,107
                                                                     =======           =======              ========       ========

The accompanying notes are an integral part of the financial statements.

                                                EKCO GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                                      (AMOUNTS IN THOUSANDS)
                                                           (UNAUDITED)

                                                                                                  1995                   1994
                                                                                                  ----                   ----
Cash flows from operating activities
  Net income                                                                                  $  5,592                $  6,488
  Adjustments to reconcile net income to net cash
   provided by (used in) operations
     Depreciation                                                                                7,477                   7,028
     Amortization                                                                                7,976                   6,018
     Other                                                                                         606                   3,392
     Change in certain assets and liabilities, affecting
       cash provided by (used in) operations
       Accounts receivable                                                                     (11,961)                (14,885)
       Inventories                                                                              (5,150)                 (9,669)
       Other assets                                                                             (3,995)                  3,123
       Accounts payable and accrued expenses                                                       412                     313
       Income taxes payable                                                                      1,661                  (2,362)
                                                                                              --------                --------
        Net cash provided by (used in) operations                                                2,618                    (554)
                                                                                              --------                --------

Cash flows from investing activities
  Proceeds from sale of property, equipment and product line                                       245                   5,219
  Capital expenditures                                                                          (9,591)                 (7,514)
                                                                                              --------                --------

      Net cash used in investing activities                                                     (9,346)                 (2,295)
                                                                                              --------                --------

Cash flows from financing activities
  Proceeds from issuance of long-term obligations                                               35,183                  30,385
  Proceeds from sale of investment held as collateral                                            3,600                       -
  Payment of dividends                                                                          (1,201)                      -
  Issuance of stock under stock option and purchase plans                                          596                     414
  Payment of note and long-term obligations                                                    (30,726)                (27,582)
  Other                                                                                           (623)                   (514)
                                                                                              --------                --------
        Net cash provided by financing activities                                                6,829                   2,703
                                                                                              --------                --------

Effect of exchange rate changes on cash                                                            (17)                     57
                                                                                              --------                --------
Net increase (decrease) in cash and cash equivalents                                                84                     (89)
Cash and cash equivalents at beginning of year                                                     129                     327
                                                                                              --------                --------
Cash and cash equivalents at end of period                                                    $    213                $    238
                                                                                              ========                ========
Cash paid during the period for
     Interest                                                                                 $  7,084                $  6,631
     Income taxes                                                                                2,800                   5,586

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



(2)  ACCOUNTS RECEIVABLE, NET

              Accounts receivable consisted of the following:

                                                                            OCTOBER 1, 1995               JANUARY 1, 1995
                                                                            ---------------               ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
       Accounts receivable                                                    $59,399                        $47,769
       Allowance for doubtful accounts                                         (1,163)                        (1,739)
                                                                              -------                        -------
                                                                              $58,236                        $46,030
                                                                              =======                        =======


(3)  INVENTORIES

              The components of inventory were as follows:

                                                                           OCTOBER 1,1995                 JANUARY 1, 1995
                                                                           --------------                 ---------------
                                                                                        (AMOUNTS IN THOUSANDS)
       Raw materials                                                           $14,321                       $15,229
       Work in process                                                           4,539                         4,047
       Finished goods                                                           34,601                        28,966
                                                                               -------                       -------
                                                                               $53,461                       $48,242
                                                                               =======                       =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4)  PROPERTY AND EQUIPMENT, NET

              Property and equipment consisted of the following:

                                                                            OCTOBER 1, 1995               JANUARY 1, 1995
                                                                            ---------------               ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements                                       $21,983                       $22,261
        Equipment, factory and other                                            69,247                        59,839
                                                                                ------                        ------
                                                                                91,230                        82,100
      Less accumulated depreciation                                             36,173                        29,739
                                                                                ------                        ------
                                                                               $55,057                       $52,361
                                                                                ======                        ======


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

       Excess of cost over fair value of net assets acquired is net of accumulated amortization of $26,616 as of October 1, 1995 and $23,290 as of January 1, 1995.



(6)  INCOME TAXES

         The Company's effective tax rate as reported in its latest annual report on Form 10-K was 46% for the year ended January 1, 1995 ("Fiscal 1994"). The difference between the Company's effective tax rate of 45% for the three and nine months ended October 1, 1995 and the Fiscal 1994 rate results primarily from lower state income taxes.



(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

              Long-term obligations consisted of the following:

                                                                              OCTOBER 1, 1995            JANUARY 1, 1995
                                                                              ---------------            ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
                  Group Credit Facility                                           $ 50,612                   $ 42,424 (a)
                  12.70% Notes, due 1998                                            60,000                     60,000
                  Other                                                                104                        192
                                                                                  --------                   --------
                                                                                   110,716                    102,616
                  Less current portion                                                  33                         36
                                                                                  --------                   --------
                                                                                  $110,683                   $102,580
                                                                                  ========                   ========

                  7% Convertible Subordinated Note,
                   due 2002                                                       $ 22,000                   $ 22,000
                                                                                  ========                   ========

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(7)  LONG-TERM OBLIGATIONS AND OTHER LONG-TERM LIABILITIES (CONTINUED)
            Other long-term liabilities consisted of the following:

                                                                              OCTOBER 1, 1995            JANUARY 1, 1995
                                                                              ---------------            ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
                    Accrued pension cost                                           $1,468                      $1,408
                    Deferred income taxes                                           1,220                         948
                    Other long-term liabilities                                     6,861                       7,019
                                                                                   ------                      ------
                                                                                   $9,549                      $9,375
                                                                                   ======                      ======


       (a)             Borrowings which were refinanced under the Group Credit
Facility:

                                                                                              JANUARY 1, 1995
                                                                                              ---------------
                                                                                        (AMOUNTS IN THOUSANDS)
                    Frem Credit Agreement                                                         $ 5,896
                    Housewares Credit Agreement                                                    14,305
                    Group Credit Line                                                              22,223
                                                                                                  -------
                                                                                                  $42,424
                                                                                                  =======


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


(8)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                                                               OCTOBER 1, 1995                JANUARY 1, 1995
                                                                               ---------------                ---------------
                                                                                           (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
                    $3.61 per share                                                $ 5,482                      $ 5,662
     Unearned compensation                                                          (1,972)                      (2,566)
                                                                                   -------                      -------
                                                                                   $ 3,510                      $ 3,096
                                                                                   =======                      =======

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(9)  COMMON STOCK, $.01 PAR VALUE

      Share information regarding common stock consisted of the following:

                                                                                OCTOBER 1, 1995             JANUARY 1, 1995
                                                                                ---------------             ---------------
     Authorized shares                                                              60,000,000                 60,000,000
                                                                                    ==========                 ==========

     Shares issued                                                                  27,785,562                 27,292,641
     Shares held in treasury                                                         9,237,200                  9,223,600
                                                                                    ----------                 ----------
                                                                                    18,548,362                 18,069,041
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



                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        ------------------                   -----------------
                                                                   OCTOBER 1,         OCTOBER 2,        OCTOBER 1,       OCTOBER 2,
                                                                   ----------         ----------        ----------       ----------
                                                                     1995               1994              1995             1994
                                                                     ----               ----              ----             ----
                                                                                      (AMOUNTS IN THOUSANDS)
                 Weighted average shares of common
                   stock outstanding during the
                   period                                           18,432            18,000               18,326           17,925
                 Series B ESOP Convertible
                   Preferred Stock                                   1,533             1,602                1,545            1,627
                 Weighted average common equivalent
                   shares due to stock options                         439               537                  441              555
                                                                    ------            ------               ------           ------
                                                                    20,404            20,139               20,312           20,107
                                                                    ======            ======               ======           ======


(11)   ENVIRONMENTAL MATTERS

       From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its present or past facilities in Massillon and Hamilton, Ohio; Chicago, Illinois; Easthampton, Massachusetts; Hudson, New Hampshire and Lititz, Pennsylvania; hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required.
Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                       EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(11)  ENVIRONMENTAL MATTERS (CONTINUED)


       In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in fiscal year 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Based upon the cost estimates provided by the Consultants, the Company believes remediation costs will be approximately $1.6 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $181,000 for the first ten years and $116,000 for 20 years thereafter. Management believes that the total amount of these liabilities is approximately $6 million, including the effects of inflation. Accordingly, the Company has recorded a liability of approximately $3.6 million. This amount represents the undiscounted costs of remediation and the net present value of future operation, maintenance and ground water monitoring costs discounted at 6%. The Company expects to pay approximately $225,000 of the remediation costs in the current year
("Fiscal 1995") with the balance being paid out in fiscal years 1996 and 1997. During the first nine months of Fiscal 1995, the Company paid approximately $170,000 of such costs. These estimates may subsequently change if additional sites are identified or further remediation measures are required or undertaken or the interpretation of current laws or regulations are modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

                   The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended October 1, 1995 (the "Third Quarter of 1995") and October 2, 1994 (the "Third Quarter of 1994") and for the thirty nine week periods ended October 1, 1995 (the "First Nine Months of 1995") and October 2, 1994 (the "First Nine Months of 1994") and the financial condition at October 1, 1995 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

       Net revenues for the Third Quarter and First Nine Months of 1995 increased approximately $4.4 million (5.6%) and $11.3 million (5.9%), respectively, from the comparable prior year periods. The increase in net revenues for the Third Quarter and First Nine Months of 1995 was primarily the result of price increases ($4.1 million and $7.7 million, respectively), the introduction of new products ($4.1 million and $6.8 million, respectively, principally plastic products; additionally, the Third Quarter of 1995 includes $1.0 million in net revenues from B. Via International Housewares, Inc., a start-up subsidiary, which is developing products for the upscale and specialty markets), and increased sales of cleaning products ($2.0 million and $900,000, respectively), which benefitted from increased distribution and the substantial growth of several hardware/home-center customers. The above increases were partially offset by the decline in net revenues from the Company's plastic products (excluding new products), which the Company believes reflects retailer and consumer resistance to price increases. The third quarter increase was also partially offset by a decline in kitchenware sales in the third quarter which were affected by a very weak retail environment and a reduction in the Company's J-Hook program revenues.

GROSS PROFIT

       The Company's gross profit margin declined from approximately 34% in the 1994 periods to approximately 31% for the 1995 periods. The principal factors contributing to this decline were the significant year-over-year increase in the prices of resin, corrugated boxes and packaging and wood, increases in manufacturing and distribution costs and a shift in product mix, resulting from the substantial growth of several hardware/home-center customers. These factors were partially offset by price increases initiated in the beginning of the year.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses for the Third Quarter and First Nine Months of 1995 decreased approximately $1.6 million (10.7%) and $1.0 million (2.6%)from the comparable prior year periods. The improvement in expenses for the Third Quarter of 1995 compared with the prior year period was the result of management's efforts to reorganize and better control expenditures and the collection of a previously written off receivable ($800,000) relating to a 1987 real estate transaction. For the First Nine Month period comparison, the third quarter improvements were partially offset by increases in selling, general and administrative expenses in the First Half of 1995 from the First Half of 1994 due primarily to increased advertisement and product placement costs in the first quarter of 1995, and costs associated with B. Via International Housewares, Inc.

NET INTEREST EXPENSE

       Net interest expense increased $428,000 from the Third Quarter of 1994 level of $3.2 million and $1.1 million from the First Nine Months of 1994 level of $9.2 million. The higher year over year expense was attributable to higher average borrowings and somewhat higher interest rates.

                       EKCO GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



RESTRUCTURING/REORGANIZATION AND EXCESS FACILITIES CHARGE

       During Fiscal 1993, the Company recorded an $11 million restructuring/reorganization and excess facilities charge ($6.6 million after income taxes) resulting from management's analysis of the Company's operations and future strategy. At January 1, 1995, the accrual relating to restructuring/reorganization and excess facilities costs was $3.3 million.

       In February 1995, the Company announced the second phase of its restructuring which utilized the balance of the reserve. During this phase, the Company combined its principal housewares business units into a single operating division. The new division consolidates the management and operations of Housewares, Frem and Kellogg. This new division also provides certain administrative and distribution services to the Company's other business units.


LIQUIDITY AND CAPITAL RESOURCES

       During the First Nine Months of 1995, the Company generated approximately $2.6 million in cash from operations. The Company used approximately $4.4 million of increased borrowings along with proceeds of $3.6 million from investments previously pledged as collateral for capital expenditures of approximately $9.6 million and dividend payments of approximately $1.2 million.

       The increase in the Company's accounts receivable balance relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. The increase in inventory reflects a planned increase in plastic products and bakeware products to better balance manufacturing in anticipation of the "back-to-school" and holiday baking seasons. The plastic products inventory level was adversely affected by a softening in demand.

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

       At October 1, 1995, the Company and its operating subsidiaries had unused credit facilities of $17.0 million (net of approximately $7.3 million in outstanding letters of credit). The Company believes it has sufficient borrowing capacity to finance its ongoing operations through the end of Fiscal 1995. The Company may require additional funds to finance any additional acquisitions.

       The Company's former computer printer manufacturing site in Hudson, New Hampshire was sold on October 5, 1995 for $3.2 million in cash. Proceeds from the sale were used to reduce the Company's bank debt. With this sale, the Company's property held for sale is reduced to a former manufacturing facility in Chicago, Illinois and a warehouse in Lititz, Pennsylvania. The aggregate carrying values of such properties are periodically reviewed and are stated at the lower of cost or market.

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

                       EKCO GROUP, INC. AND SUBSIDIARIES


                                    PART II

                               OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS:

             From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such asserted claims or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that with respect to its present or past operating facilities at Massillon and Hamilton, Ohio; Chicago, Illinois; Easthampton, Massachusetts; Hudson, New Hampshire and Lititz, Pennsylvania; hazardous substances or oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or any future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

             Environmental Regulation and Claims]
             ------------------------------------

                Prior to the Company's acquisition of Housewares ("Housewares")
             in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act ("RCRA") resulting from operation of a waste-water lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater-lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position, results of operations or liquidity.

                In June 1992, the United States filed an action in the U.S.
             District Court for the Northern District of Ohio against Housewares seeking penalties and injunctive relief and alleging violations as a result of an alleged failure to provide certain closure and post-closure financial assurances with respect to the Massillon, Ohio site. Pursuant to the Indemnity Agreement and a confirmatory letter from AHP to Housewares on December 19, 1988 (the "Indemnity Documents"), AHP conducted and controlled all matters relating to such financial assurances and the defense of the action filed in June 1992. In January 1994, the court entered judgment against Housewares in the amount of $4.6 million in the lawsuit. AHP filed a notice of appeal on behalf of Housewares. In March 1994, AHP informed Housewares that, should it be unsuccessful in its appeal, it would attempt to hold Housewares responsible for a portion of the penalties (approximately $600,000, exclusive of interest) arising from Housewares' alleged delay in furnishing certain information to the Ohio Environmental Protection Agency.
             In March 1994, Housewares notified AHP that Housewares denies all liability and that AHP is liable for all liabilities, losses, costs or damages arising from the lawsuit pursuant to the Indemnity Documents.

                In August 1995, the Appeals Court affirmed the Company's
             liability, reversed the imposition of civil penalties for certain periods of time and remanded the redetermination of such penalties to the District Court. The District Court has not yet completed its redetermination. The Company is unable to predict the result of the redetermination or AHP's attempts to obtain contribution from Housewares, but the Company does not believe that any such liability will have a material adverse effect on its financial position, results of operations or liquidity.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K:

             a)   Exhibits:

                  10.1 Amended and Restated Employment Agreement with Robert Stein dated as of May 25, 1995.

                  10.2 Amended and Restated Employment Agreement with Jeffrey A. Weinstein dated as of May 25, 1995.

                  10.3 Amended and Restated Employment Agreement with Donato A. DeNovellis dated as of May 25, 1995.

                  10.4 Employment Agreement with Stuart W. Cohen dated as of June 12, 1995.

                  10.5 Form of Employment Agreement with Brian R. McQuesten and certain other Company employees dated as of May 25, 1995.

                  27      Financial Data Schedule


             b)   Reports on Form 8-K:   None.

                                  SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  EKCO GROUP, INC.
                                        -----------------------------------
                                                   (Registrant)




Date:  November 13, 1995             By: /s/ DONATO A. DENOVELLIS
     ---------------------------        -----------------------------------
                                         Donato A. DeNovellis
                                         Executive Vice President,
                                         Finance and Administration, and
                                         Chief Financial Officer


                     INDEX TO EXHIBIT FILED WITH FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995



EXHIBIT NO.             DESCRIPTION
-----------             -----------
10.1                    Amended and Restated Employment Agreement with Robert Stein dated as of May 25, 1995.

10.2                    Amended and Restated Employment Agreement with Jeffrey A. Weinstein dated as of May 25, 1995.

10.3                    Amended and Restated Employment Agreement with Donato A. DeNovellis dated as of May 25, 1995.

10.4                    Employment Agreement with Stuart W. Cohen dated as of June 12, 1995.

10.5                    Form of Employment Agreement with  Brian R. McQuesten and certain other
                        Company employees dated as of May 25, 1995.

27                      Financial Data Schedule