Form 10-K405
period 1995-12-31
EKCO GROUP INC /DE/
filed 1996-03-29
CIK 18827

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-7484

                                EKCO GROUP, INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

                   DELAWARE                                    11-21676167
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
              98 SPIT BROOK ROAD
            NASHUA, NEW HAMPSHIRE                                 03062
   (Address of principal executive offices)                     (Zip Code)

                            ------------------------
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (603) 888-1212
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $108 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 25, 1996.

     As of March 25, 1996, there were issued and outstanding 18,417,907 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 21, 1996: Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Part I
                                    ------


Item 1.   BUSINESS
-------   --------

General
-------

         Ekco Group, Inc. ("Ekco" or the "registrant" and, together with its subsidiaries, the "Company") is a leading U.S. manufacturer and marketer of multiple categories of branded houseware products for everyday home use. The Company believes it is the leading U.S. supplier of metal bakeware, kitchen tools and gadgets and non-toxic pest control products. In addition, the Company believes it is a leading U.S. supplier of plastic storage products (including crates, containers, baskets and office organizers), cleaning products (primarily brushes, brooms and mops) and small animal care and control products. The Company markets its products primarily in the U.S. through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, hardware, drug and specialty stores.

         The Company was incorporated in Delaware in 1968. The current business of the Company was established in 1987 through the Company's purchase of Ekco Housewares, Inc. and through subsequent acquisitions and internal development. The Company has acquired or developed the following businesses and product lines (net of divestitures):

         October 1987--acquisition of Ekco Housewares, Inc. ("Housewares"), a manufacturer and marketer of bakeware and kitchen tools and gadgets.

         January 1989--acquisition of Woodstream Corporation ("Woodstream"), a manufacturer and marketer of non-toxic pest control products.

         December 1989--acquisition of the non-toxic pest control product line of McGill Metal Products Company.

         December 1991--acquisition of the small animal care product line of Beacon Industries, Inc.

         January 1992--acquisition of Frem Corporation ("Frem"), a manufacturer and marketer of molded plastic products.

         April 1993--acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg"), a manufacturer and marketer of brushes, brooms and mops.

         January 1995--introduction of an internally developed line of upscale bakeware and kitchen tools, gadgets and other houseware products by B. VIA International Housewares, Inc. ("VIA!"), a newly formed subsidiary of the Company.

         The Company operates in one industry segment. See Note 14 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for industry and geographic area information.

         The Company's business strategy is to (i) leverage the Company's brand names to further increase brand recognition and reputation among retailers and consumers and expand sales to existing and future customers across multiple product categories, (ii) focus on customer sales and service, (iii) increase market and customer penetration by offering differentiated product lines and new and proprietary products and by cross-marketing the full range of the Company's product lines, and (iv) pursue growth through acquisition of additional consumer product lines and businesses.


         Since the fourth quarter of Fiscal 1993, Ekco has taken a series of actions to position the Company for long-term growth (the "Ekco Integration"). The Ekco Integration included (i) the combination of four of the Company's principal business units into a single operating division, and (ii) the introduction of a new branding strategy to capitalize on the strength of the Ekco(R) brand name. The Ekco Integration combined the management and operations of the Company's bakeware, kitchenware, cleaning products and molded plastic products businesses, which sell through common channels of distribution and accounted for over 75% of the Company's net revenues in Fiscal 1995. The newly created single organization combines and coordinates the sales, marketing, manufacturing, distribution, administrative and financial activities for the four product categories. The Company also consolidated a large portion of the distribution of bakeware and kitchenware products as well as certain cleaning products into its new distribution facility in Bolingbrook, Illinois from four separate warehousing and distribution locations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to the Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference.


         As part of the Ekco Integration, in January 1996 the Company introduced its new branding strategy in which the Ekco(R) brand name is used to market most of the products in these four categories. The new strategy enables the Company to capitalize on the strength of the Ekco(R) brand name by improving the brand identification of these products by consumers and increasing promotional opportunities for retailers. In addition, management believes that the new branding strategy enhances the effectiveness of the Company's newly consolidated sales and marketing effort by facilitating cross-marketing of the Company's products to retail customers under Ekco(R), one of the strongest brand names in the housewares industry.



         Recent Developments -------------------
         OFFERING OF SENIOR NOTES. On March 25, 1996, the Company completed a private offering to institutional investors of an aggregate of $125 million principal amount of 9 1/4% Senior Notes due 2006 (the "Senior Notes") at a price of 99.291% of face value. The net proceeds of the offering were used by the Company to (i) repurchase all of the outstanding 12.70% Senior Subordinated Notes due 1998 of Housewares, (ii) repurchase the Company's outstanding 7.0% Subordinated Convertible Note due 2002, and (iii) repay amounts outstanding under the Company's existing $75 million revolving credit facility. The offering was effected without registration under the Securities Act of 1933, as amended, or any applicable state securities law. The Company, however, has agreed to file with the Securities and Exchange Commission (the "Commission") and use its best efforts to become effective, a registration statement with respect to a new issue of senior notes (the "Exchange Notes") with terms substantially identical to those of the Senior Notes and, upon becoming effective, to offer the holders of the Senior Notes the opportunity to exchange their Senior Notes for a like principal amount of Exchange Notes and, under certain circumstances, to file a shelf registration statement to cover resales of the Senior Notes by the holders thereof. Concurrently with the closing of the above-described private offering, the Company amended its $75 million revolving credit facility (as so amended, the "Revolving Credit Facility") by consolidating the outstanding debt and borrowing capacity of the Company and its subsidiaries and by revising certain financial covenants. See Note 19 to Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for further information regarding the offering and the Revolving Credit Facility.

Products
--------


         BAKEWARE. The Company manufactures and markets a broad line of metal bakeware for home use, including non-stick coated bakeware marketed under a group of Baker's Secret(R) trademarks and uncoated bakeware marketed under the Ekco(R) trademark. Through Housewares, the Company has over 100 years of experience in the metal bakeware market, and its bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar metal bakeware items. The Company emphasizes value, quality, functionality and, in the case of coated products, ease of cleaning and release. The Company believes it is the leading U.S. supplier of metal bakeware in the U.S.


         The Company regularly develops new products to capitalize on its high consumer brand recognition and broad retail distribution. New product development efforts are conducted by the Company's internal staff and by third parties on a contract basis. In 1995, the Company introduced specialty muffin pans marketed under the Baker's Secret(R) trademark. In January 1996, the Company expanded its insulated, non-stick coated bakeware product line with the introduction of a variety of baking sheets and baking pans marketed under the Baker's Secret Air Insulated(TM) trademark. The Company also introduced its "Healthy Cooking Made Simple" non-stick coated ovenware, including broiling pans featuring porcelain-coated racks which double as grill tops, and non-stick roasters which hold poultry vertically during cooking for self-basting. The Company also introduced two new merchandising display systems for bakeware: a "cross bar" system which provides full-view product presentation, and its Air Pockets(TM) slanted-shelf peg-board system.

         KITCHENWARE. The Company sells kitchen tools and gadgets under the Ekco(R) and Ekco Pro(TM) trademarks. The Company markets more than 1,000 products in its kitchen tools and gadgets line, including multiple colors of the same item and various packaging combinations. Kitchen tools include metal, plastic and wooden spoons, spatulas, serving forks, ladles and other cooking accessories. Gadgets include peelers, corkscrews, whisks, can openers, bottle openers and similar items. The Company also markets stainless steel and carbon steel cutlery and stainless steel flatware, mixing bowls and colanders. The Company believes that it is the leading U.S. supplier of kitchen tools and gadgets. The Company believes that it has obtained this position because of its broad product lines, brand name recognition, quality and service.

         The Company believes that the sale of kitchenware is more dependent on impulse buying by the consumer than any other line of products the Company offers. The Company regularly updates its kitchenware line and introduces new items. For example, in January 1996 the Company introduced a line of upscale kitchen tool, gadget and cutlery products under the Ekco Pro(TM) trademark. The Company also introduced a line of boxed gadgets which include various kitchenware items and sets such as spice racks, gadget organizers and canisters and updated the colors of its Nova(TM) line of kitchen tools. In addition, the Company supplemented its merchandising display program by adding a movable vertical "power tower" which utilizes only one square foot of selling space.

         CLEANING PRODUCTS. The Company manufactures and markets a broad line of cleaning products, including brushes, brooms and mops for home use, indoor and outdoor specialty cleaning and janitorial use. The Company believes that it is a leading manufacturer of cleaning brushes for household, kitchen and personal use.

         In 1995, the Company introduced a line of indoor and outdoor push brooms and a line of professional-grade janitorial dust and wet mops. Consistent with its strategy of leveraging the Ekco(R) brand name, in January 1996 the Company reintroduced its cleaning products in new packaging utilizing the Ekco(R) trademark for distribution in the mass merchandise and supermarket distribution channels. The Company continues to market brooms and brushes under the Wright-Bernet(TM) trademark to specialty hardware retailers, and mops to janitorial supply and professional cleaning companies. In January 1996, the Company introduced its line of short-handle and long-handle cleaning products with comfortable non-slip grips marketed under the Clean Results(TM) trademark, and further expanded its long-handle product line to include "better" and "best" dust mops and a ceiling fan brush. The Company also expanded its cleaning product line to include lint traps, dust, glass and quick wipes and scrub and scour mitts.

         PEST CONTROL AND SMALL ANIMAL CARE AND CONTROL PRODUCTS. The Company manufactures and markets non-toxic pest control and small animal care and control products under the Victor(R) and Havahart(R) trademarks, respectively. The Company's products include spring-action rodent traps and glue-based rodent and insect traps marketed under the Victor(R) trademark, pet cages marketed under the Havahart(R) trademark and live animal cage traps marketed under the Havahart(R) trademark, which are used to control garden pests and other nuisance animals such as raccoons. The Company believes it is the leading supplier of non-toxic pest control products, rodent traps and live animal cage traps in the U.S. In 1995, the Company introduced a no-see, no-touch, pre-set and pre-baited mouse trap, and the Roach Magnet(TM), a non-toxic roach trap containing a pheromone attractant.


         MOLDED PLASTIC PRODUCTS. The Company manufactures and markets injection molded plastic housewares, office and juvenile products. The Company's houseware products include a variety of storage crates and bins, laundry and storage baskets, organizers, wastebaskets and utility caddies. Office products include file crates, desk-top organizers, file caddies and carts. Juvenile products include pocket trays, activity desks and organizing bins and baskets. The Company's molded plastic products emphasize functionality as well as fashion and color and currently consist of more than 60 products in a variety of distinctive colors.




         The Company develops new products and works with retailers on design concepts. In January 1995, the Company introduced a storage locker with a lift out tray, a flip-top storage crate for files and a smaller carry-all box. Consistent with its strategy of leveraging the Ekco(R) brand name, in January 1996 the Company reintroduced its molded plastic products with new packaging that utilizes the Ekco(R) brand name. In January 1996, the Company expanded its plastic stacking bin product line to include big and jumbo-sized storage bins for garage, pantry, closet and children's use, and added a jumbo-sized cart to its line of plastic rolling carts. The Company introduced an expanded line of laundry products, including a divided laundry basket organizer, a three-handle "hip rider" laundry basket and a wheeled hamper with a built-in handle. The Company also introduced a multi-purpose bin with a folding handle marketed under the Tag Along(TM) trademark.


         VIA! In January 1995, the Company introduced its VIA!(TM) line of houseware products designed for the upscale and specialty marketplace. Initial products included VIA!'s kitchen tools and gadgets such as "Tutto

Italiano" pasta, garlic and pizza cooking and storage items, multi-function items, such as a combination spoon rest/tea bag holder/utility dish, and bakeware products, including cookie sheets, loaf pans and muffin tins in heavy-gauge coated and uncoated steel, tin steel pans, and heavy-gauge coated steel roasting pans, racks, bakers and broilers. In January 1996, the VIA!(TM) product line was expanded to include tea kettles marketed under the "House Blend" brand, pantryware marketed under the "Classic Pantry" brand, a line of trivets and tool jugs and additional multi-function gadgets marketed under the "2 Tools in 1" brand.


Customers and Distribution
--------------------------


         Management believes that the Company has one of the broadest distribution networks of any company in the housewares industry. The Company markets its products primarily in the U.S. through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, hardware stores, drug stores, specialty stores and other retail channels. The Company sells its products to each of the 30 largest mass merchandisers (as ranked by the July 3, 1995 Discount Industry Annual Report published by Discount Store News), including Wal-Mart, Kmart and Target. The Company estimates that it sells its products in over 90% of the approximately 38,000 U.S. supermarkets, including Winn-Dixie, Kroger and Albertson's. The Company sells its products to many of the largest hardware chains, including Ace Hardware, Home Depot, True Value, ServiStar and Lowe's Home Centers. Of its customers, Wal-Mart and Kmart accounted for 13.4% and 9.0%, respectively, of the Company's net revenues in Fiscal 1995. No other customer accounted for more than 5% of the Company's net revenues in Fiscal 1995.


         The Company's products are distributed through the following retail channels: Bakeware is distributed primarily through mass merchandisers and supermarkets; kitchenware is distributed primarily through supermarkets and mass merchandisers, as well as hardware and drug stores; cleaning products are marketed under the Ekco(R) trademark primarily to mass merchandisers and supermarkets; broom and brush products are marketed under the Wright-Bernet(TM) trademark to hardware retailers and mops are marketed to janitorial supply and professional cleaning companies; pest control and small animal care and control products are marketed to mass merchandisers, supermarkets, hardware, drug and variety stores, agricultural centers and farm stores, home centers and professional pest control companies; molded plastic products are distributed through mass merchandisers, as well as large specialty retailers such as office supply stores and drug stores; and VIA!(TM) products are distributed through department stores and upscale and specialty stores, including Lechter's, Crate & Barrel, Linens 'N Things and Bed, Bath & Beyond.

Sales and Marketing
-------------------

         The Ekco Integration has enabled the Company to shift the focus of its sales and marketing strategy from individual product categories to the broader needs of each of its customers. Each of the Company's customers now has one Ekco sales person responsible for selling and marketing most of the Company's products. As part of the Ekco Integration, the Company has created a new Ekco(R) logo and new "family" look packaging and marketing materials designed to present consumers with a uniform message of Ekco(R) quality, value, design and functionality.


         The Company markets its product lines directly through its own sales and marketing organization and through a network of representatives and brokers. Outside the U.S., the Company's products are marketed through its Canadian and U.K. subsidiaries and distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company.

Manufacturing and Sourcing
--------------------------

         The Company manufactures most of its bakeware, cleaning, molded plastic and pest control and small animal care and control products. High volume kitchenware products (representing approximately 25% of kitchenware sales) are generally manufactured and assembled by the Company and the remainder are sourced from third parties. The Company utilizes a variety of standard manufacturing processes, including metal stamping, injection molding, mesh welding, wire forming, and automatic staple setting. The Company regularly evaluates its manufacturing and third party sourcing options to maintain an appropriate balance between quality and cost.

Raw Materials and Components
----------------------------

         The Company purchases primary raw materials, including plastic resin, tin-plated steel, wood and corrugated boxes and packaging, from a number of suppliers, including several major steel companies and a number of plastic resin suppliers. All of these materials are subject to price fluctuations which may adversely affect the Company's profitability. The Company purchases primarily on the spot market and does not maintain long-term contracts with suppliers. The Company also purchases components and complete products, primarily for kitchen tools and gadgets, from several domestic and foreign suppliers. The Company believes that raw materials, component items and complete products are available from other suppliers, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Trademarks and Patents
----------------------

         The Company believes that its Ekco(R) trademark, as well as its Baker's Secret(R), Havahart(R), Victor(R), Wright-Bernet(TM) and VIA!(TM) trademarks are significant to its competitive position. The Company holds a number of patents, none of which is believed to be material to the Company's business.

Competition
-----------

         The Company believes that the markets for all of its product lines are highly competitive and that competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, number of product categories offered, broad product coverage within each product category, support and service of the retailer and price.

         The Company competes with established companies, several of which have substantially greater resources than those of the Company. There are no substantial regulatory or other barriers to entry of new competitors in the housewares industry. However, suppliers that are able to maintain, or increase, the amount of retail space allocated to a product may gain a competitive advantage in that product market. The Company believes that the allocation of space by retailers is influenced by many factors, including the brand name recognition by consumers, quality and price of the supplier's products, the level of service provided by the supplier and the supplier's ability to support promotions.

         The Company believes that its ability to compete successfully is based on the wide recognition of its brand names, its multiple category product offerings, its ability to design, develop, acquire, manufacture and market competitively priced products, its broad product coverage within most product categories, its attention to retailer and consumer needs and its access to major channels of distribution. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

Seasonality
-----------


         Many of the Company's product categories are affected by seasonal consumer purchasing patterns, including holiday cooking and baking, back-toschool shopping and spring cleaning. Historically, the Company's revenues in the last half of the fiscal year have been greater than in the first half. See Note 16 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding quarterly results of operations.


Backlog
-------

         Information as to backlog is not material to an understanding of the Company's business because most of the Company's net revenues result from short lead-time customer orders. The Company generally is able to fill orders from inventory, and has generally been able to adjust production levels to meet increases in customers' orders that cannot be filled from inventory.

Employees
---------


         As of December 31, 1995, the Company employed 1,255 persons in the U.S. of whom 671 were represented under collective bargaining agreements which expire on dates ranging from February 1997 to February 2000. As of such date, the Company also employed 33 persons in Canada, of whom 13 were represented under a collective bargaining agreement which expires in July 1997, and three persons in the U.K. The Company considers its employee relations to be satisfactory.


Business Outlook
----------------

         This annual report on Form 10-K, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Exhibit 13 hereto, contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

Item 2.   PROPERTIES
-------   ----------


         As of December 31, 1995, the Company owned or leased for use in its business the properties set forth in the table below:

                                                                           Approximate       Owned or    Lease
Description of Property                      Location                      Square Footage    Leased      Expires
-----------------------------------------------------------------------------------------------------------------

Executive offices                            Nashua, New Hampshire           8,000           Leased      11/06/97

Administrative offices for the               Franklin Park, Illinois       190,000           Leased      01/31/99
housewares division and warehousing
and distribution center for VIA!
products

Manufacturing, warehousing and               Massillon, Ohio               244,000           Owned       N/A
distribution center for bakeware

Warehousing and distribution center          Bolingbrook, Illinois         260,000           Leased      06/30/02
for kitchen tools, gadgets, bakeware
and other Company products

Manufacturing, warehousing,                  Lititz, Pennsylvania          366,000           Owned       N/A
distribution and office facility
for pest control and small animal
care and control products

Manufacturing, warehousing, office           Easthampton, Massachusetts    326,000           Owned       N/A
and distribution facility for brushes,
brooms and mops

Manufacturing, warehousing,                  Worcester, Massachusetts      170,000           Owned       N/A
distribution and office facility for
molded plastic products

Warehousing facility for molded              Worcester, Massachusetts      135,000           Leased      01/31/00
plastic products

Manufacturing, warehousing and               Phoenix, Arizona              104,000           Owned       N/A
distribution facility for molded
plastic products

Manufacturing, warehousing,                  Hamilton, Ohio                100,000           Owned       N/A
distribution and office facility for
brushes, brooms and mops

Manufacturing and warehousing                Obregon, Sonora, Mexico        27,000           Leased      12/23/96
facility for kitchen tools and
gadgets

Office and warehousing facility              Niagara Falls, Ontario        39,000            Owned       N/A
for products for sale and                    Canada
distribution in Canada

Manufacturing and distribution               Nashville, Tennessee          42,000            Leased      12/31/96
facility for institutional mop
and broom products

Office facility for VIA!(TM)                 Englewood Cliffs, New Jersey   3,000            Leased      07/31/96
products

Office facility for products for             Caldicot, Gwent, U.K.          2,000            Leased      09/01/98
sale and distribution in the U.K.


-----------------------
(a) In addition to the properties listed in the table, as of December 31, 1995 the Company owned approximately 568,000 square feet of floor space which is being held for sale or lease. Approximately 10% of this space was under lease to a third party as of that date. The remaining space is covered by a purchase and sale agreement. The Company leases other real properties not set forth above which in the aggregate, are not deemed material.

(b) Substantially all of the properties owned by the Company are subject to mortgage liens granted in connection with the Revolving Credit Facility. The Company believes that its properties are generally suitable and adequate for its purposes for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS
-------  -----------------


Environmental Regulation and Claims
-----------------------------------

         From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities at Massillon (more fully described below) and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 13 of Notes to Consolidated Financial Statements appearing in Exhibit 13 and incorporated herein by reference); Chicago, Illinois and Lititz, Pennsylvania, and at its previously owned facility in Hudson, New Hampshire hazardous substances and oil have been detected and that additional investigations will be, and remedial actions will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

         Prior to the Company's acquisition of Housewares in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position, results of operations or liquidity.

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

Litigation
----------

         In addition to the environmental claims discussed above, from time to time the Company is a party to litigation and other legal proceedings, including product liability claims. In many cases, claims are covered by insurance, subject to standard deductibles. Although the outcome of such proceedings cannot be determined with certainty, the Company believes that the final outcome of such proceedings will not have a material adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------


         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------



Name                      Age       Office Held
----                      ---       -----------

Robert Stein              56        President and Chief Executive Officer,
                                    February 1986 to present; Chief Financial
                                    Officer, July 1980 to July 1993.

Jeffrey A. Weinstein      45        Executive Vice President, April 1985 to
                                    present; Secretary, February 1988 to
                                    present; General Counsel, October 1978 to
                                    present.


Donato A. DeNovellis      51        Executive Vice President, October 1994  to
                                    present; Chief Financial Officer, July
                                    1993 to present; Vice President, July 1993
                                    to October 1994.  Prior to joining the
                                    Company, from 1980 to 1992 Mr. DeNovellis
                                    served Xerox Corporation and its
                                    subsidiary companies in a number of
                                    capacities, including the following:
                                    Managing Director from May 1992 to October
                                    1992, and Executive Vice President and
                                    Chief Administrative Officer from April
                                    1991 to May 1992 of Crum & Forster, Inc.
                                    (a property/casualty insurance holding
                                    company); and Senior Vice President,
                                    Operations Analysis, from January 1990 to
                                    April 1991 of Xerox Financial Services (a
                                    financial services company).


Stuart Cohen              49        Vice President, Strategic Planning and
                                    Business Development, June 1995 to
                                    present.  Prior to joining the Company,
                                    from May 1991 to December 1994 Mr. Cohen
                                    served as First Vice President of Van
                                    Kampen Merritt, Inc. ("VKM") (an
                                    investment products and management firm),
                                    where he was responsible for strategic
                                    planning and business development.  From
                                    August 1986 to April 1991, Mr. Cohen was
                                    an investment banker and Vice President,
                                    Mergers and Acquisitions, Capital Markets
                                    Divisions of VKM.


John R. Haran             53        Vice President and Treasurer, February
                                    1996 to present.  From January 1994 to
                                    March 1995, Mr. Haran served as Chief
                                    Financial Officer of Strategic Realty
                                    Advisors, Inc. (a commercial real estate
                                    company) and from March 1990 to December
                                    1993, he served as Chief Financial Officer
                                    of VMS Realty Partners (a commercial real
                                    estate partnership).


Brian R. McQuesten        46        Vice President, February 1996 to present;
                                    Controller, May 1987 to present.

         The executive officers of the Company are elected annually by the Board of Directors and serve, subject to the provisions of any employment agreement between the executive and the Company, until their respective successors are chosen and qualified or until their earlier resignation or removal.


                                     Part II
                                     -------



Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------    ---------------------------------------------------------------------

         The information set forth in the section entitled "Common Stock Price Range and Dividends" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 6.    SELECTED FINANCIAL DATA
-------    -----------------------

         The information set forth in the section entitled "Selected Consolidated Financial Data" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

         The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

         The information set forth in the consolidated financial statements and notes thereto (including the note which sets forth certain supplementary information) and the Report of Independent Auditors appearing in Exhibit 13 hereto are incorporated herein by reference. Reference is also made to Item 14(a)2 with respect to Financial Statement Schedules filed herewith.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         None.

                                    Part III
                                    --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         a) Directors - The information set forth in the section entitled "Election of Directors" appearing in the Company's definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

         b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.


Item 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph") appearing in the Company's definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                     Part IV
                                     -------



Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------   ----------------------------------------------------------------

                                                                 Page Number in
                                                                 Exhibit 13
                                                                 --------------

(a) 1.   Financial Statements:
--- --   ---------------------

         Report of independent auditors.............                  48

         Consolidated balance sheets at December 31,
         1995 and January 1, 1995...................                  30

         Consolidated statements of operations for
         the fiscal years ended December 31, 1995,
         January 1, 1995 and January 2, 1994........                  31

         Consolidated statements of stockholders'
         equity for the fiscal years ended
         December 31, 1995, January 1, 1995 and
         January 2, 1994............................                  32

         Consolidated statements of cash flows
         for the fiscal years ended December 31,
         1995, January 1, 1995 and January 2, 1994..                  33

         Notes to consolidated financial
         statements.................................                  34

                                                                 Page Number in
                                                                 Form 10-K
                                                                 --------------

         Independent auditors' report...............                  18



    2.   Financial Statement Schedules:
    --   ------------------------------

         III  Condensed Financial Information
              of the Registrant.....................                  19

         VIII Valuation and Qualifying Accounts.....                  23


Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.


    3.   Exhibits:  (See Index to Exhibits beginning on page 24.)
    --   ---------

(b) Reports on Form 8-K -- None.
--- -------------------

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EKCO GROUP, INC.

                                    By: /s/ ROBERT STEIN
                                       ------------------------------------
                                    Robert Stein, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)
                                    Date: March 29, 1996

                                    By: /s/ DONATO A. DeNOVELLIS
                                       ------------------------------------
                                    Donato A. DeNovellis, Executive Vice
                                    President, Finance and Administration,
                                    and Chief Financial Officer
                                    (Principal Financial Officer)
                                    Date: March 29, 1996

                                    By: /s/ BRIAN R. McQUESTEN
                                       ------------------------------------
                                    Brian R. McQuesten, Vice President and
                                    Controller
                                    (Principal Accounting Officer)
                                    Date: March 29, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ T. MICHAEL LONG                    Director                March 29, 1996
-------------------------
T. Michael Long

/s/ STUART B. ROSS                     Director                March 29, 1996
-------------------------
Stuart B. Ross

/s/ MALCOLM L. SHERMAN                 Director                March 29, 1996
-------------------------
Malcolm L. Sherman

/s/ BILL W. SORENSON                   Director                March 29, 1996
-------------------------
Bill W. Sorenson

/s/ HERBERT M. STEIN                   Director                March 29, 1996
-------------------------
Herbert M. Stein

/s/ ROBERT STEIN                       Director                March 29, 1996
-------------------------
Robert Stein

/s/ JEFFREY  A. WEINSTEIN              Director                March 29, 1996
-------------------------
Jeffrey A. Weinstein

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------






Board of Directors and Stockholders
Ekco Group, Inc.



       Under date of February 5, 1996, except as to note 19, which is as of March 25, 1996, we reported on the consolidated balance sheets of Ekco Group, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14(a)2 of this report. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.


       In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

       In 1993, the Company changed its method of accounting for income taxes, post-retirement benefits other than pensions and post-employment benefits.




                                                  /s/ KPMG Peat Marwick LLP





Boston, Massachusetts
March 25, 1996

                                   EKCO GROUP, INC. AND SUBSIDIARIES
                    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------


                                                                    DECEMBER 31, 1995       JANUARY 1, 1995
                                                                    -----------------       ---------------
ASSETS
Current assets
   Cash and cash equivalents                                           $      -                 $      -
   Prepaid expenses and other current assets                                238                      276
   Investment pledged as collateral                                           -                    3,600
                                                                       --------                 --------
      Total current assets                                                  238                    3,876

Furniture and equipment, net                                                143                      103
Property held for sale or lease                                               -                    3,285
Deferred income taxes                                                     1,383                    2,265
Other assets                                                              3,551                    3,119
Investment in and advances to subsidiaries                              191,840                  206,176
                                                                       --------                 --------
         Total assets                                                  $197,155                 $218,824
                                                                       ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable                                                        $      -                 $  3,643
   Current portion of long-term obligation                                    -                        -
   Accounts payable                                                         379                      762
   Accrued expenses                                                       2,707                    4,293
   Income taxes                                                             389                    2,616
   Deferred income taxes                                                  2,063                    1,279
                                                                       --------                 --------
Total current liabilities                                                 5,538                   12,593
                                                                       --------                 --------

Long-term obligation, less current portion                                  829                   22,223
                                                                       --------                 --------
Non-interest bearing note payable to Ekco
  Housewares, Inc.                                                       26,100                   26,100
                                                                       --------                 --------
Other long-term liabilities                                               2,486                    2,979
                                                                       --------                 --------
7% Convertible Subordinated Note                                         22,000                   22,000
                                                                       --------                 --------
Series B ESOP Convertible Preferred
   Stock, net; outstanding 1,488 shares and
      1,568 shares, respectively,
      redeemable at $3.61 per share                                       3,458                    3,096
                                                                       --------                 --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value                                            -                        -
   Common stock, $.01 par value; outstanding
      18,414 shares and 18,069 shares, respectively                         184                      181
   Capital in excess of par value                                       106,916                  105,448
   Retained earnings                                                     33,614                   27,172
   Unearned compensation                                                 (3,970)                  (2,968)
                                                                       --------                 --------
                                                                        136,744                  129,833
                                                                       --------                 --------
      Total liabilities and stockholders' equity                       $197,155                 $218,824
                                                                       ========                 ========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                                           EKCO GROUP, INC. AND SUBSIDIARIES
                     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------


                                                                         FISCAL YEARS ENDED
                                                                         ------------------
                                                   DECEMBER 31, 1995       JANUARY 1, 1995          JANUARY 2, 1994
                                                   -----------------       ---------------          ---------------

Revenues

   Investment income                                    $    71                 $   224                 $   500
   Equity in earnings of subsidiaries                    14,530                  18,132                  10,627
                                                        -------                 -------                 -------
                                                         14,601                  18,356                  11,127
                                                        -------                 -------                 -------

Costs and expenses:
   General and administrative                             1,606                   4,070                   3,374
   Restructuring/reorganization and excess
    facilities charge                                         -                       -                   3,631
   Interest expense                                       3,187                   3,103                   2,508
                                                        -------                 -------                 -------
                                                          4,793                   7,173                   9,513
                                                        -------                 -------                 -------
Income before income taxes and
    cumulative effect of accounting changes               9,808                  11,183                   1,614
                                                        -------                 -------                 -------

Income taxes (credit)                                     1,763                    (240)                   (645)
                                                        -------                 -------                 -------

Income before cumulative effect of
    accounting changes                                    8,045                  11,423                   2,259

Cumulative effect of changes in method
    of accounting for post-retirement
    and post-employment benefits (net of
    income taxes of $1,954)                                   -                       -                  (3,247)
                                                        -------                 -------                 -------

Net income (loss)                                       $ 8,045                 $11,423                 $  (988)
                                                        =======                 =======                 =======

Per share data
   Earnings before cumulative effect of
    accounting changes                                  $   .40                 $   .57                 $   .11
   Cumulative effect of accounting changes                    -                       -                    (.19)
                                                        -------                 -------                 -------
   Net income (loss)                                    $   .40                 $   .57                 $  (.08)
                                                        =======                 =======                 =======

Weighted average number of shares used
    in computation of per share data
   Earnings before cumulative effect
    of accounting changes                                20,318                  20,115                  19,999
   Cumulative effect of accounting
    changes                                                   -                       -                  17,148


The accompanying notes are an integral part of the consolidated condensed financial statements.

                              EKCO GROUP, INC. AND SUBSIDIARIES
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)


                                                                          FISCAL YEARS ENDED
                                                                          ------------------
                                                        DECEMBER 31,           JANUARY 1,            JANUARY 2,
                                                        ------------           ----------            ----------
                                                           1995                   1995                  1994
                                                           ----                   ----                  ----

Cash flows from operating activities:
  Net income (loss)                                      $  8,045               $ 11,423              $   (988)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operations:
        Depreciation                                          100                     51                   643
        Amortization of unearned compensation               1,363                  1,120                 1,129
        Equity in earnings of subsidiaries                (14,530)               (18,132)              (10,627)
        Deferred income taxes                               1,666                    929                   201
        Cumulative effect of accounting change                  -                      -                 3,247
        Other                                                  (5)                  (134)                1,085
        Change in certain assets and liabilities
           affecting cash provided by (used in)
           operations:
              Other assets                                    (41)                 5,069                (1,750)
              Accounts payable and accrued expenses        (1,949)                   946                   879
              Income taxes payable                         (2,227)                (2,337)                1,075
                                                         --------               --------              --------
              Net cash used in operations                  (7,578)                (1,065)               (5,106)
                                                         --------               --------              --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment              2,772                      -                    42
  Capital expenditures                                       (135)                  (181)                  (79)
  Investment in and advances to subsidiaries               28,866                (13,896)              (11,882)
                                                         --------               --------              --------
              Net cash used in investing activities        31,503                (14,077)              (11,919)
                                                         --------               --------              --------

Cash flows from financing activities:
  Proceeds from issuance of long-term
     obligations                                            5,820                 22,223                     -
  Proceeds from sale of investment held as
    collateral                                              3,600                      -                   750
  Payments of dividends                                    (1,603)                     -                     -
  Purchases of treasury stock                              (1,180)                     -                     -
  Purchase of common stock for employee stock
     ownership plan                                             -                   (950)                    -
  Payment of notes and long-term obligation               (30,857)                (7,615)                 (993)
  Other                                                       295                  1,484                   913
                                                         --------               --------              --------
              Net cash provided by financing
                activities                                (23,925)                15,142                   670
                                                         --------               --------              --------
              Net increase (decrease) in cash and
                cash equivalents                                -                      -               (16,355)
Cash and cash equivalents at beginning
  of year                                                       -                      -                16,355
                                                         --------               --------              --------
Cash and cash equivalents at end of year                 $      -               $      -              $      -
                                                         ========               ========              ========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (CONTINUED)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND OTHER MATTERS:


        The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes included in this Form 10-K.


        The consolidated condensed financial statements include the accounts of the Company and its subsidiaries all of which are reported under the equity method of accounting. The accompanying condensed financial statements include the fiscal years ended December 31, 1995 ("Fiscal 1995"), January 1, 1995 ("Fiscal 1994") and January 2, 1994 ("Fiscal 1993"). Certain amounts from prior periods have been reclassified to conform with the presentation for the current fiscal year.

        Equity in earnings of the Company's subsidiaries is presented after elimination of management fees payable to the Company, for Fiscal 1995 $4.4 million, for Fiscal 1994 $4.3 million and for Fiscal 1993 $4.2 million and interest payable of $4.9 million for Fiscal 1995.

        Under the terms of the Ekco Housewares' 12.70% Notes, the amount which may be paid to the Company by Ekco Housewares is limited in accordance with a formula, which is based primarily on the consolidated net revenues and net income of Ekco Housewares, plus reimbursement for expenses and amounts due pursuant to a tax sharing arrangement. At December 31, 1995, the amount payable to the Company by Ekco Housewares was approximately $800,000.

        During Fiscal 1995, Fiscal 1994 and Fiscal 1993, no dividends were paid to the Company by its subsidiaries.


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

                                                     EKCO GROUP, INC. AND SUBSIDIARIES
                                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                           (AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
   COLUMN A                            COLUMN B                  COLUMN C                        COLUMN D            COLUMN E

-------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful
       accounts                         $ 1,739            $ (442)          $  -           $    -         $  249        $ 1,048
   Reserves related to plant
       consolidations                     3,305                 -              -            3,305              -              -
                                        -------            ------           ----           ------         ------        -------
                                        $ 5,044            $ (442)          $  -           $3,305         $  249        $ 1,048
                                        =======            ======           ====           ======         ======        =======

YEAR ENDED JANUARY 1, 1995:
   Allowance for doubtful
       accounts                         $ 1,758            $   247          $  -           $    -         $  266        $ 1,739
   Provisions related to
       restructuring/reorganization
       and excess facilities cost         8,323                  -             -            5,018              -          3,305
                                        -------            -------          ----           ------         ------        -------
                                        $10,081            $   247          $  -           $5,018         $  266        $ 5,044
                                        =======            =======          ====           ======         ======        =======

YEAR ENDED JANUARY 2, 1994:
   Allowance for doubtful
    accounts                            $ 1,607            $   449          $375 (1)       $    -         $  673        $ 1,758
   Provisions related to
    restructuring/reorganization
    and excess facilities cost                -             11,000             -                -          2,677          8,323
                                        -------            -------          ----           ------         ------        -------
                                        $ 1,607            $11,449          $375           $    -         $3,350        $10,081
                                        =======            =======          ====           ======         ======        =======

-------------------------------------------------------------------------------------------------------------------------------

(1)    Included in valuation of assets of Kellogg Brush Manufacturing Co. acquired April 1, 1993.

                                INDEX TO EXHIBITS


Exhibit
Number       Exhibit Description
------       -------------------

3.1(i)(a)    Restated Certificate of Incorporation dated February 17, 1987, as amended, originally filed as Exhibit 3.1(a) to Form 10-K for the year ended December 31, 1989.

3.1(i)(b)    Certificate of Designations of Series A Junior Participating
             Preferred Stock, originally filed as Exhibits 3.1(b) and 4.2(c)
             to Form 10-K for the year ended December 28, 1986, included in
             Exhibit 4.1 (incorporated herein by reference to Exhibit 3.1(b)
             to Form 10-K for the year ended January 1, 1995).

3.1(i)(c)    Certificate of Designations of Series B ESOP Convertible
             Preferred Stock, originally filed as  Exhibit 3.1(d) to Form 10-
             K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 3.1(c) to Form 10-K for the year ended
             January 1, 1995).

3.1(ii) By-Laws as currently in effect (incorporated herein by reference to Exhibit 3.2 to Form 10-K for the year ended December 29,
             1991).

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


4.2(a) Indenture dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries and Fleet National Bank of Connecticut.



4.2(b)       Form of 9 1/4% Senior Note due 2006, included in Exhibit 4.2(a).


--------------------------------------------------------------------------------
(1)      Numbered in accordance with Item 601 of Regulation S-K.
(2) An asterisk (*) denotes the Company's management contracts or compensatory plans or arrangements.


4.2(c) Registration Rights Agreement dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries, Bear, Stearns & Co. Inc. and Smith Barney Inc.


4.3          Ekco Group, Inc. Dividend Reinvestment and Stock Purchase Plan.

4.4          Form of Purchase Agreement dated as of December 1, 1988 among
             Ekco Housewares, Inc., Teachers Insurance and Annuity
             Association of America, The Mutual Life Insurance Company of New
             York, MONY Life Insurance Company of America, MONY Legacy Life
             Insurance Company, Kemper Investors Life Insurance Company and
             Federal Kemper Life Insurance Company, as amended (incorporated herein by reference to Exhibit 4.1 to Form 8-K as of December
             21, 1988, Exhibit 4.3(b) to Form 10-K for the year ended
             December 30, 1990, Exhibit 28.2 to Form 8-K as of January 8,
             1992, and Exhibit 4.3(a) to Form 10-Q for the quarterly period ended July 4, 1993.

10.1(a)* 1984 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991).

10.1(b)* 1985 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.3(a) to Form 10-K for the year ended December 29, 1991).

10.1(c)(1)*  Form of Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1(b) to Form 10-K for the year ended January 1, 1995).

10.1(c)(2)*  Schedule to Form of Restricted Stock Purchase Agreement.

10.1(c)(3)*  Form of Amendment to Restricted Stock Purchase Agreement.

10.1(d)* Form of Restricted Stock Purchase Agreement, as amended, for the quarterly purchase of restricted stock.

10.2(a)* 1987 Stock Option Plan, as amended, and form of incentive stock option and non-qualified stock option agreements (incorporated herein by reference to Exhibit 10.11(a) to Form 10-K for the year ended December 29, 1991).

10.2(b)(1)*  Form of Non-Qualified Stock Option and Repurchase Agreement
             dated as of September 8, 1987, as amended.

10.2(b)(2)*  Form of Non-Qualified Stock Option and Repurchase Agreement
             dated various dates, as amended.

10.2(c)*     Form of Incentive Stock Option Agreement with Ronald N. Fox and
             Richard J. Corbin dated as of October 28, 1988 and May 9, 1994, respectively (incorporated herein by reference to Exhibit
             10.3(c) to Form 10-K for the year ended January 1, 1995).

10.3(a)*     Form of Indemnity Agreement for officers and directors
             (incorporated herein by reference to Exhibit 10.3(c) to Form 10-
             K for the year ended January 1, 1995).

10.3(b)      Schedule to Form of Indemnity Agreement.

10.4* Ekco Group, Inc. 1988 Directors' Stock Option Plan, originally filed as Exhibit 10.15 to Form 10-K for the year ended December
             31, 1989, as amended.

10.5(a)*     Ekco Group, Inc. Employees' Stock Ownership Plan effective as of
             January 1, 1989, originally filed as Exhibit 10.13(a) to Form
             10-K for the year ended January 1, 1989, as amended
             (incorporated herein by reference to Exhibits 10.6(a)(1) and (2) to Form 10-K for the year ended January 1, 1995).

10.5(b) ESOP Loan Agreement dated as of October 1, 1990, originally filed as Exhibit 10.10(c) to Form 10-K for the year ended
             December 30, 1990.

10.5(c)      ESOP Loan Agreement dated as of March 30, 1995.

10.6* Amended and Restated Employment Agreement with Robert Stein dated as of May 25, 1995 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended October
             1, 1995).

10.8*        Amended and Restated Employment Agreement with Jeffrey A.
             Weinstein dated as of May 25, 1995 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended October 1, 1995).

10.9*        Amended and Restated Employment Agreement with Donato A.
             DeNovellis dated as of May 25, 1995 (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended October 1, 1995).

10.10*       Employment Agreement with Stuart W. Cohen dated as of June 12,
             1995 (incorporated herein by reference to Exhibit 10.4 to Form
             10-Q for the quarterly period ended October 1, 1995).

10.10*       Amended and Restated Employment Agreement with Brian R.
             McQuesten and certain other Company employees dated as of May
             25, 1995 (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended October 1, 1995).

10.11*       Ekco Group, Inc. Incentive Compensation Plan for Executive
             Employees of Ekco Group, Inc. and Subsidiaries, as amended
             (incorporated herein by reference to Exhibit 10.9 to Form 10-K for the year ended December 29, 1991 and Exhibit 10.12(b) to Form 10-K for the year ended January 1, 1995).

10.12*       1995 Restatement of Incentive Compensation Plan for Executive
             Employees of Ekco Group, Inc. and its Subsidiaries (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 1, 1995).

10.13* Ekco Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992 (incorporated herein by reference to Exhibit
             10.13 to Form 10-K for the year ended January 2, 1994).

10.14(a)*    Form of Split Dollar Agreement (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 2,
             1994).

10.14(b)*    Schedule to Form of Split Dollar Agreement.

10.15*       Severance Agreement with Richard J. Corbin dated September 28,
             1995.

10.16*       Severance Agreement with Ronald N. Fox dated September 21, 1995.

10.17(a)*    Severance Agreement with Neil R. Gordon dated December 28, 1995

10.17(b)*    Consulting Agreement with N.R. Gordon & Company dated December
             28, 1995.

10.18        Standstill Agreement with Stephen Weinroth dated as of March 27,
             1987, originally filed as Exhibit 10.15 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 3,
             1993).

10.19        Standstill Agreement with G. Chris Andersen dated as of March
             30, 1987, originally filed as Exhibit 10.17 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 3,
             1993).

10.20(a) Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc., originally filed as Exhibit 2.2 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(a) to Form 10-K for the year ended January 3, 1993).

10.20(b) Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group, Inc. from
             American Home Products Corporation to Centronics Corporation dated October 1, 1987, originally filed as Exhibit 2.3 to Form
             8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(b) to Form 10-K for the year ended January 3,
             1993).

10.20(c)     Letter from American Home Products Corporation dated December
             19, 1988, originally filed as Exhibit 10.17(d) to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 10.18(c) to Form 10-K for the year ended January 1,
             1995).

10.21 Agreement dated as of March 7, 1989 with Howard R. Curd et al., originally filed as Exhibit 10.16 to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended January 1, 1995).

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

10.23(a) Credit Agreement dated as of April 11, 1995 among the registrant, Ekco Housewares, Inc., Frem Corporation, Fleet Bank of Massachusetts, N.A., as agent, and the Lenders party thereto
             (incorporated herein by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended April 2, 1995).

10.23(b)     First Amendment to Revolving Credit Agreement dated as of
             December 31, 1995 (incorporated herein by reference to Exhibit
             10.28(b) to Form 8-K as of December 31, 1995).

10.23(c)     Second Amendment to Credit Agreement dated as of March 25, 1996.

11 Statement re computation of per share earnings. (Reference is made to Note 13 of Notes to Consolidated Financial Statements in
             Exhibit 13 hereto.)

13           1995 Annual Report to Stockholders (Sections entitled "Common
             Stock Price Range and Dividends," "Selected Consolidated
             Financial Data," "Management's Discussion and Analysis of
             Results of Operations and Financial Condition," "Consolidated
             Balance Sheets," "Consolidated Statement of Operations,"
             "Consolidated Statements of Stockholders' Equity," "Consolidated
             Statements of Cash Flows," "Notes to Consolidated Financial
             Statements", and "Report of Independent Auditors").

21           Subsidiaries of the registrant.

23           Consent of KPMG Peat Marwick LLP.

27           Financial Data Schedule.

--------------------------------------------------------------------------------
Schedules to Exhibits 10,21, 10.22, 10.23(a) and 10.23(c) will be supplied upon request by the Commission.


THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO JOHN T. HARAN, VICE PRESIDENT AND TREASURER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


Exhibit No.  Description
-----------  -----------

3.1(i)(a)    Restated Certificate of Incorporation dated February 17, 1987, as amended, originally filed as Exhibit 3.1(a) to Form 10-K for the year ended December 31, 1989.


4.2(a) Indenture dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries and Fleet National Bank of Connecticut.



4.2(b)       Form of 9 1/4% Senior Note due 2006, included in Exhibit 4.2(a).



4.2(c) Registration Rights Agreement dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries, Bear, Stearns & Co. Inc. and Smith Barney Inc.


4.3          Ekco Group, Inc. Dividend Reinvestment and Stock Purchase Plan.

10.1(c)(2)   Schedule to Form of Restricted Stock Purchase Agreement.

10.1(c)(3)   Form of Amendment to Restricted Stock Purchase Agreement.

10.1(d) Form of Restricted Stock Purchase Agreement, as amended, for the quarterly purchase of restricted stock.

10.2(b)(1)*  Form of Non-Qualified Stock Option and Repurchase Agreement
             dated as of September 8, 1987, as amended.

10.2(b)(2)*  Form of Non-Qualified Stock Option and Repurchase Agreement
             dated various dates, as amended.

10.3(b)      Schedule to Form of Indemnity Agreement.

10.4* Ekco Group, Inc. 1988 Directors' Stock Option Plan, originally filed as Exhibit 10.15 to Form 10-K for the year ended December
             31, 1989, as amended.

10.5(b) ESOP Loan Agreement dated as of October 1, 1990, originally filed as Exhibit 10.10(c) to Form 10-K for the year ended
             December 30, 1990.

10.5(c)      ESOP Loan Agreement dated as of March 30, 1995.

10.14(b)*    Schedule to Form of Split Dollar Agreement.

10.15*       Severance Agreement with Richard J. Corbin dated September 28,
             1995.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


Exhibit No.  Description
-----------  -----------

10.16*       Severance Agreement with Ronald N. Fox dated September 21, 1995.

10.17(a)*    Severance Agreement with Neil R. Gordon dated December 28, 1995

10.17(b)*    Consulting Agreement with N.R. Gordon & Company dated December
             28, 1995.

10.23(c)     Second Amendment to Credit Agreement dated as of March 25, 1996.

11 Statement re computation of per share earnings. (Reference is made to Exhibit 13, Note 13 of Notes to Consolidated Financial
             Statements.)

13           1995 Annual Report to Stockholders (Sections entitled "Common
             Stock Price Range and Dividends," "Selected Consolidated
             Financial Data," "Management's Discussion and Analysis of
             Results of Operations and Financial Condition," "Consolidated
             Balance Sheets," "Consolidated Statement of Operations,"
             "Consolidated Statements of Stockholders' Equity," "Consolidated
             Statements of Cash Flows," "Notes to Consolidated Financial
             Statements" [which includes "Selected Quarterly Financial
             Data"], and "Report of Independent Auditors").

21           Subsidiaries of the registrant.

23           Consent of KPMG Peat Marwick LLP.

27           Financial Data Schedule.