Form 10-Q
period 1996-03-31
EKCO GROUP INC /DE/
filed 1996-05-15
CIK 18827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended MARCH 31, 1996
                                               --------------
                          Commission File Number 1-7484
                                                 ------


                                EKCO GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       11-2167167
 ------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE  03062
                --------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


                                 (603) 888-1212
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 9, 1996, there were issued and outstanding 18,459,672 shares of common stock of the registrant.

                      EKCO GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     MARCH 31,     DECEMBER 31,
                                                       1996            1995
                                                     ---------     ------------
                                                    (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents                          $    803        $    142
  Accounts receivable, net                             39,020          43,823
  Inventories                                          51,087          47,565
  Prepaid expenses and other current assets            12,925          11,080
                                                     --------        --------
      Total current assets                            103,835         102,610

Property and equipment, net                            56,006          56,380
Property held for sale or lease, net                    2,812           2,830
Other assets                                            7,391           5,955
Excess of cost over fair value of net assets
  acquired, net                                       135,493         136,600
                                                     --------        --------
      Total assets                                   $305,537        $304,375
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term obligations           $     60        $ 18,079
  Accounts payable                                     12,934          15,607
  Accrued expenses                                     22,028          23,711
  Income taxes                                            160             538
                                                     --------        --------
       Total current liabilities                       35,182          57,935
                                                     --------        --------

Long-term obligations, less current portion           124,122          96,700
                                                     --------        --------
Other long-term liabilities                             9,976           9,859
                                                     --------        --------
Series B ESOP Convertible Preferred Stock, net;
  outstanding 1,490 shares and 1,488 shares,
  respectively, redeemable at $3.61 per share           3,668           3,458
                                                     --------        --------
Commitments and contingencies                               -               -
Minority interest                                         498             498
                                                     --------        --------
Stockholders' equity
  Common stock, $.01 par value; outstanding
    18,436 shares and 18,414 shares,
    respectively                                          184             184
  Capital in excess of par value                      107,030         106,916
  Cumulative translation adjustment                       882             929
  Retained earnings                                    29,630          33,614
  Unearned compensation                                (3,887)         (3,970)
  Pension liability adjustment                         (1,748)         (1,748)
                                                     --------        --------
                                                      132,091         135,925
                                                     --------        --------
      Total liabilities and stockholders' equity     $305,537        $304,375
                                                     ========        ========






The accompanying notes are an integral part of the financial statements.

                      EKCO GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                      1996           1995
                                                      ----           ----


Net revenues                                         $56,961        $58,732
                                                     -------        -------
Costs and expenses
  Cost of sales                                       41,089         40,725
  Selling, general and administrative                 13,359         13,285
  Amortization of excess of cost over fair value       1,109          1,109
                                                     -------        -------
                                                      55,557         55,119
                                                     -------        -------

Income before interest and income taxes                1,404          3,613
                                                     -------        -------
Net interest
  Interest expense                                     3,026          3,433
  Investment income                                      (90)           (75)
                                                     -------        -------
                                                       2,936          3,358
                                                     -------        -------
Income (loss) before income taxes and
  extraordinary charge                                (1,532)           255

Income taxes (benefit)                                  (733)           121
                                                     -------        -------

Income (loss) before extraordinary charge               (799)           134

Extraordinary charge for early retirement of debt,
  net of tax benefit of $2,560                        (2,787)             -
                                                     -------        -------
Net income (loss)                                    $(3,586)       $   134
                                                     =======        =======

Earnings (loss) per common share:
  Income (loss) before extraordinary charge           $(0.04)         $0.01
  Extraordinary charge                                 (0.15)             -
                                                     -------        -------
  Earnings (loss) per common share                    $(0.19)         $0.01
                                                     =======        =======
Weighted average number of shares used in
    computation of per share data                     18,410         20,224












The accompanying notes are an integral part of the financial statements.

                      EKCO GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                           (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                            1996          1995
                                                            ----          ----

Cash flows from operating activities
  Net income (loss)                                      $  (3,586)     $   134
  Adjustments to reconcile net income to net cash
   provided by operations
     Depreciation                                            2,471        2,466
     Amortization of excess of cost over fair value          1,109        1,109
     Amortization of deferred finance costs                    106          119
     Other amortization                                      1,604        1,662
     Extraordinary charge                                    2,787           --
     Other                                                       1          (88)
     Changes in certain assets and liabilities, net of
     effects from acquisitions and dispositions of
     businesses, affecting cash provided by operations
         Accounts receivable                                 4,799        9,826
         Inventories                                        (3,572)      (6,052)
         Prepaid marketing costs                              (600)      (1,045)
         Other assets                                       (2,511)        (409)
         Accounts payable and accrued expenses              (4,237)         808
         Income taxes payable                                2,182         (851)
                                                          --------      -------
           Net cash provided by operations                     553        7,679
                                                          --------      -------
Cash flows from investing activities
  Proceeds from sale of property and equipment                   6           --
  Capital expenditures                                      (2,099)      (3,009)
                                                          --------      -------
         Net cash used in investing activities              (2,093)      (3,009)
                                                          --------      -------
Cash flows from financing activities
  Proceeds from issuance of notes payable and
   long-term obligations                                   120,504        5,820
  Proceeds from sale of investment held as collateral           --        3,600
  Payment of dividends                                        (398)        (371)
  Payment of notes and long-term obligations              (118,005)     (13,792)
  Other                                                        101          128
                                                          --------      -------
         Net cash provided by (used in) financing
         activities                                          2,202       (4,615)

Effect of exchange rate changes on cash                         (1)           1
                                                          --------      -------
Net increase in cash and cash equivalents                      661           56
Cash and cash equivalents at beginning of year                 142          129
                                                          --------      -------
Cash and cash equivalents at end of period                $    803      $   185
                                                          ========      =======
Cash paid during the period for
     Interest                                             $  3,553      $   978
     Income taxes                                              ???          726






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

(2)  ACCOUNTS RECEIVABLE, NET

          Accounts receivable consisted of the following:
                                      MARCH 31, 1996       DECEMBER 31, 1995
                                      --------------       -----------------
                                             (AMOUNTS IN THOUSANDS)
      Accounts receivable                 $40,009               $44,871
      Allowance for doubtful accounts        (989)               (1,048)
                                          -------               -------
                                          $39,020               $43,823
                                          =======               =======


(3)  INVENTORIES

          The components of inventory were as follows:
                                      MARCH 31, 1996    DECEMBER 31, 1995
                                      --------------    -----------------
                                           (AMOUNTS IN THOUSANDS)
      Raw materials                      $12,048              $11,489
      Work in process                      4,903                3,097
      Finished goods                      34,136               32,979
                                         -------              -------
                                         $51,087              $47,565
                                         =======              =======

                      EKCO GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(4)  PROPERTY AND EQUIPMENT, NET

          Property and equipment consisted of the following:
                                              MARCH 31, 1996   DECEMBER 31, 1995
                                              --------------   -----------------
                                                   (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements         $23,217            $22,856
        Equipment, factory and other              73,452             71,922
                                                 -------            -------
                                                  96,669             94,778
      Less accumulated depreciation               40,663             38,398
                                                 -------            -------
                                                 $56,006            $56,380
                                                 =======            =======


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

          Excess of cost over fair value of net assets acquired consisted of the following:
                                             MARCH 31, 1996    DECEMBER 31, 1995
                                             --------------    -----------------
                                                   (AMOUNTS IN THOUSANDS)
      Excess of cost over fair value of
        net assets acquired                    $164,329            $164,327
      Accumulated amortization                  (28,836)            (27,727)
                                               --------            --------
                                               $135,493            $136,600
                                               ========            ========



(6)  INCOME TAXES

      The Company's effective tax rate as reported in its latest annual report on Form 10-K was 50% for the year ended December 31, 1995 ("Fiscal 1995"). The difference between the Company's effective tax rate of 48% for the three months ended March 31, 1996 and the Fiscal 1995 rate results primarily from amortization of excess of cost over fair value of net assets acquired, which is not deductible for income taxes, being a lower percentage of earnings (loss) before income taxes.

(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:
                                               MARCH 31, 1996  DECEMBER 31, 1995
                                               --------------  -----------------
                                                      (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
         $3.61 per share                         $ 5,378           $ 5,372
     Unearned compensation                        (1,710)           (1,914)
                                                 -------           -------
                                                 $ 3,668           $ 3,458
                                                 =======           =======

                      EKCO GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

(8)  COMMON STOCK, $.01 PAR VALUE

       Share information regarding common stock consisted of the following:
                                           MARCH 31, 1996    DECEMBER 31, 1995
                                           --------------    -----------------
     Authorized shares                       60,000,000         60,000,000
                                             ==========         ==========

     Shares issued                           27,860,267         27,854,441
     Shares held in treasury                  9,424,431          9,440,577
                                             ----------         ----------
                                             18,435,836         18,413,864
                                             ==========         ==========


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
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                    MARCH 31, 1996       APRIL 2, 1995
                                                    --------------       -------------
                                                           (AMOUNTS IN THOUSANDS)
     Weighted average shares of common
         stock outstanding during the period             18,410              18,204
     Series B ESOP Convertible Preferred
         Stock                                    anti-dilutive               1,568
     Weighted average common equivalent
         shares due to stock options              anti-dilutive                 452
                                                  -------------              ------
                                                         18,410              20,224
                                                         ======              ======


(10)  CONTINGENCIES

Item 1.      LEGAL PROCEEDINGS.

        The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain products which the Company has marketed in the past infringed a patent owned by a third-party plaintiff. Monetary damages have not yet been assessed by the Court. The Company and its counsel believe that the Company has meritorious grounds for appeal and defenses. The Company will vigorously pursue an appeal.

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


      Environmental matters (continued)

Massillon and Hamilton, Ohio, Easthampton, Massachusetts, Lititz, Pennsylvania, Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

      In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Additional investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation costs will be approximately $2.0 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $50,000 for Fiscal 1996 and $25,000 for each of the 30 years thereafter. As of March 31, 1996, the Company has recorded a liability of approximately $3.5 million. The Company expects to pay approximately $325,000 of the remediation costs in the current year ("Fiscal 1996") with the balance being paid out in fiscal years 1997 and 1998. During the first quarter of Fiscal 1996, the Company paid approximately $9,000 of such costs. The estimates may subsequently change if additional sites are identified or further remediation measures are required or undertaken or the interpretation of current laws or regulations are modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

(11)  EXTRAORDINARY CHARGE

      On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006, at a price of 99.291% of face value, in a private offering to institutional investors. The Company used the net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.70% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) to repay substantially all amounts outstanding under the Revolving Credit Facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its Revolving Credit Facility, which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Frem Corporation, and revised certain financial covenants. Borrowings under the amended Revolving Credit Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit Facility, contain certain financial covenants that may restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company. The early extinguishment of the 12.70% Notes and 7%

                      EKCO GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)
                                 (UNAUDITED)


      Extraordinary charge (continued)


Convertible Subordinated Note resulted in an extraordinary charge of $2.8 million consisting of the following:


                                                         (Amounts in Thousands)
      Premium on 12.70% Notes, due 1998                         $ 6,511
      Discount on prepayment of 7% Convertible
        Subordinated Note, due 2002                              (3,218)
      Write-off of related unamortized financing costs            2,054
                                                                -------
      Extraordinary charge before income tax benefit              5,347
      Income tax benefit                                          2,560
                                                                -------
      Net extraordinary charge                                  $ 2,787
                                                                =======

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

      The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended March 31, 1996 (the First Quarter of Fiscal 1996) and April 2, 1995 (the First Quarter of Fiscal 1995) and the financial condition at March 31, 1996 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

     Net revenues for the First Quarter of Fiscal 1996 decreased approximately $1.8 million (3%) from the comparable prior year period. The decline in net revenues was primarily due to lower net revenues generated from sales of the Company's bakeware and kitchen tool and gadget products partially offset by $2.1 million in net revenues from the Company's new line of VIA! products. Net revenues in the First Quarter of Fiscal 1996 were affected by a number of factors: First, the generally poor retail environment that was experienced in the last quarter of Fiscal 1995 extended into the First Quarter of Fiscal 1996 as consumer purchasing was restrained. In addition, poor weather across much of the nation, especially early in the quarter, also contributed to the slow retail environment. Finally, orders from retailers were lower than usual because retailers ended 1995 with higher levels of inventory which needed to be sold before needing to be replenished.

GROSS PROFIT

        The Company's gross profit margin declined from 31% in the First Quarter of Fiscal 1995 to 28% for the First Quarter of Fiscal 1996. The decline in gross profit margin was primarily due to lower net revenues from the Company's bakeware and kitchen tool and gadget products. Other factors contributing to this decline were (i) continuation of increased promotional discounting, started in the fourth quarter of Fiscal 1995 to help structure consumer demand, (ii) cost increases including higher labor costs and material costs, particularly tin plate and packaging materials, which were not recovered through price increases and (iii) unabsorbed manufacturing costs due to shortfall in planned volumes.

NET INTEREST EXPENSE

     Net interest expense decreased $422,000 from the First Quarter of Fiscal 1995 level of $3.4 million. The decline in net interest expense was primarily due to lower average borrowings.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


EXTRAORDINARY CHARGE

     The extraordinary charge was due to the early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note. See Note 11 of Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter of Fiscal 1996, the Company generated $553,000 in cash from operations. Such cash, together with net proceeds of $2.5 million from issuance of debt was used for capital expenditures of approximately $2.1 million and dividend payments of approximately $398,000.

     On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006, at a price of 99.291% of face value, in a private offering to institutional investors. The Company used net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Subordinated Convertible Note due 2002 and (ii)to repay substantially all amounts outstanding under the Revolving Credit Facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its Revolving Credit Facility, which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Frem Corporation, and revised certain financial covenants. Borrowings under the amended Revolving Credit Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit Facility, will contain certain financial covenants that will restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company.

     The Company believes that the net proceeds from the Senior Note offering, together with borrowing capacity under the amended Revolving Credit Facility will provide sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company may, however, require additional funds to finance any future acquisitions.

     The Company's properties held for sale include a former manufacturing facility located in Chicago, Illinois, and a warehouse located in Lititz, Pennsylvania. The Company is actively pursuing the sale or lease of these properties, and has leased the Lititz warehouse facility. The Company plans to sell these properties within the next two years. The aggregate carrying values of such properties, $2.8 million at March 31, 1996, are periodically reviewed and are stated at the lower of cost or market.

     The Company has provided approximately $3.5 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with facilities owned or occupied by the Company's cleaning products business. The Company believes the provision is adequate, but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulation be modified.

BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of the current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

                                   PART II

                              OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

        The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products infringed a patent owned by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. Monetary damages have not yet been assessed by the Court. The Company and its counsel believe that the Company has meritorious grounds for appeal and defenses. The Company will vigorously pursue an appeal.

             ENVIRONMENTAL REGULATION AND CLAIMS

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon (more fully described below), and Hamilton, Ohio, Easthampton, Massachusetts (more fully described in Note 10 of Notes to Consolidated Condensed Financial Statements hereinabove) Lititz, Pennsylvania, Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

        Prior to the Company's acquisition of Ekco Housewares, Inc. ("Housewares") in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the wastewater lagoon exceed the lesser of 25% of the total cost or $750,000. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position, results of operations or liquidity.

        In June 1992, the United States filed an action in the U.S. District Court for the Northern District of Ohio against Housewares seeking penalties and injunctive relief and alleging violations as a result of an alleged failure to provide certain closure and post-closure financial assurances with respect to the Massillon, Ohio site. Pursuant to the Indemnity Agreement and a confirmatory letter from AHP to Housewares on December 19, 1988 (the "Indemnity Documents"), AHP conducted and controlled all matters relating to such financial assurances and the defense of the action filed in June 1992. In January 1994, the court entered judgment against Housewares in the amount of $4.6 million in the lawsuit. AHP filed an appeal on behalf of Housewares. In August 1995, the Court of Appeals affirmed in part and reversed in part the penalty imposed on Housewares and remanded the redetermination of civil penalties for certain periods of time. The penalty affirmed by the Court of Appeals amounted to $2,858,000, and, pursuant to the Indemnity Documents, AHP paid that amount, plus applicable interest, on Housewares' behalf. With respect to the penalty reversed and remanded by the Court of Appeals, the United States has agreed in principle to a stipulated judgment that would resolve the remaining claims in the case for $400,000. While such stipulated judgment has not yet been finalized and entered by the Court, AHP, by letter dated May 6, 1996, notified Housewares that if such judgment is entered AHP intends to pay that amount on Housewares' behalf and will not seek reimbursement from the Company of the amounts AHP has paid or will pay on Housewares' behalf in this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No. 27:  Financial Data Schedule.

(b) Reports on Form 8-K: On March 7, 1996, the registrant filed a report on Form 8-K as of December 31, 1995 to report under "Item 5. Other Events" that it and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Frem Corporation, had entered into an amendment dated as of December 31, 1995 with their lender banks. On March 29, the registrant filed a report on Form 8-K as of March 20, 1996 to report under "Item 5. Other Events" that it had entered into an agreement to sell $125 million principal amount of 9 1/4% Senior Notes due April 2006 at a price of 99.291% of face value in a private offering to institutional investors.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     EKCO GROUP, INC.
                                                -------------------------------
                                                      (Registrant)





Date:  May 15, 1996                         By:  /s/ ROBERT STEIN
       ------------------------                 -------------------------------
                                                Robert Stein
                                                President and
                                                Chief Executive Officer





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

                    INDEX TO EXHIBITS FILED WITH FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



Exhibit No.             Description
- -----------             -----------

27                      Financial Data Schedule