Form 10-Q
period 1996-06-30
EKCO GROUP INC /DE/
filed 1996-08-14
CIK 18827

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------

                                  FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                  For quarterly period ended JUNE 30, 1996
                                             -------------

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



               98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062
             -------------------------------------------------
             (Address of principal executive offices) (Zip Code)


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

     As of August 5, 1996, there were issued and outstanding 18,501,205 shares of common stock of the registrant.

                      EKCO GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   1996          1995
                                                                                 --------     ------------
                                                                                (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                     $    220      $    142
   Accounts receivable, net                                                        33,802        43,823
   Inventories                                                                     61,284        47,565
   Other current assets                                                            11,208         6,719
   Deferred income tax                                                              4,361         4,361
                                                                                 --------      --------
         Total current assets                                                     110,875       102,610

Property and equipment, net                                                        56,882        56,380
Property held for sale or lease, net                                                2,793         2,830
Other assets                                                                        6,980         5,955
Excess of cost over fair value of net assets
   acquired, net                                                                  134,382       136,600
                                                                                 --------      --------
         Total assets                                                            $311,912      $304,375
                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term obligations                                      $     40      $ 18,079
   Accounts payable                                                                15,704        15,607
   Accrued expenses                                                                23,084        23,711
   Income taxes                                                                        --           538
                                                                                 --------      --------
          Total current liabilities                                                38,828        57,935
                                                                                 --------      --------

Long-term obligations, less current portion                                       127,245        96,700
                                                                                 --------      --------
Other long-term liability                                                          10,062         9,859
                                                                                 --------      --------
Series B ESOP Convertible Preferred Stock, net; outstanding 1,466 shares and
   1,488 shares, respectively, redeemable at $3.61 per share                        3,788         3,458
                                                                                 --------      --------
Commitments and contingencies                                                          --            --
Minority interest                                                                     498           498
                                                                                 --------      --------
Stockholders' equity
   Common stock, $.01 par value; outstanding
     18,487 shares and 18,414 shares, respectively                                    185           184
   Capital in excess of par value                                                 107,250       106,916
   Cumulative translation adjustment                                                  917           929
   Retained earnings                                                               28,697        33,614
   Unearned compensation                                                           (3,810)       (3,970)
   Pension liability adjustment                                                    (1,748)       (1,748)
                                                                                 --------      --------
                                                                                  131,491       135,925
                                                                                 --------      --------
         Total liabilities and stockholders' equity                              $311,912      $304,375
                                                                                 ========      ========

The accompanying notes are an integral part of the financial statements.

                      EKCO GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                      (UNAUDITED)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                           -------------------     ----------------------
                                            1996        1995         1996          1995
                                           -------     -------     --------      --------
Net revenues                               $55,880     $61,691     $112,841      $120,423
                                           -------     -------     --------      --------


Costs and expenses
  Cost of sales                             39,344      43,229       80,433        83,954
  Selling, general and administrative       13,890      12,398       27,249        25,683
  Amortization of excess cost over
    fair value                               1,109       1,108        2,218         2,217
                                           -------     -------     --------      --------
                                            54,343      56,735      109,900       111,854
                                           -------     -------     --------      --------

Income before interest and
  income taxes                               1,537       4,956        2,941         8,569
                                           -------     -------     --------      --------

Net interest expense
  Interest expense                           3,161       3,410        6,187         6,843
  Investment income                             (9)         --          (99)          (75)
                                           -------     -------     --------      --------
                                             3,152       3,410        6,088         6,768
                                           -------     -------     --------      --------

Income (loss) before income taxes and
  extraordinary charge                      (1,615)      1,546       (3,147)        1,801

Income taxes (benefit)                      (1,080)        735       (1,621)          856
                                           -------     -------     --------      --------

Income (loss) before extraordinary
  charge                                      (535)        811       (1,526)          945

Extraordinary charge for early
  retirement of debt, net of tax
  benefit of $2,752                             --          --       (2,595)           --
                                           -------     -------     --------      --------

Net income                                 $  (535)    $   811     $ (4,121)     $    945
                                           =======     =======     ========      ========

Earnings (loss) per common share:
  Income (loss) before extraordinary
    charge                                 $ (0.03)    $  0.04     $  (0.08)     $   0.05
  Extraordinary charge                          --          --        (0.14)           --
                                           -------     -------     --------      --------
  Earnings (loss) per common share         $ (0.03)    $  0.04     $  (0.22)     $   0.05
                                           =======     =======     ========      ========

Weighted average number of shares used
  in computation of per share data          18,460      20,308       18,435        20,266
                                           =======     =======     ========      ========


The accompanying notes are an integral part of the financial statements.

                      EKCO GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                          (AMOUNTS IN THOUSANDS)
                                                (UNAUDITED)

                                                                                    1996          1995
                                                                                  ---------     --------
Cash flows from operating activities
  Net income (loss)                                                               $  (4,121)    $    945
  Adjustments to reconcile net income to net cash
   provided by (used for) operations
     Depreciation and amortization                                                    4,966        4,901
     Amortization of excess of cost over fair value                                   2,218        2,217
     Amortization of deferred finance costs                                             233          265
     Other amortization                                                               3,086        2,744
     Extraordinary charge                                                             2,595           --
     Other                                                                              124           (1)
     Change in certain assets and liabilities, net of effects from acquisition of business, affecting cash provided by (used in) operations:
       Accounts receivable                                                            9,891        7,603
       Inventories                                                                  (13,722)     (14,789)
       Prepaid marketing costs                                                       (1,637)      (2,330)
       Other assets                                                                  (2,163)        (154)
       Accounts payable and accrued expenses                                           (327)      (1,000)
       Income taxes payable                                                            (537)      (1,621)
                                                                                  ---------     --------
        Net cash provided by (used in) operations                                       606       (1,220)
                                                                                  ---------     --------

Cash flows from investing activities
  Proceeds from sale of property, equipment and product line                             32          236
  Capital expenditures                                                               (5,501)      (6,926)
                                                                                  ---------     --------

      Net cash used in investing activities                                          (5,469)      (6,690)
                                                                                  ---------     --------

Cash flows from financing activities
  Proceeds from issuance of notes payable and long-term obligations                 123,528       31,183
  Proceeds from sale of investment held as collateral                                    --        3,600
  Payment of dividends                                                                 (796)        (800)
  Payment of note and long-term obligations                                        (118,005)     (25,645)
  Other                                                                                 213         (336)
                                                                                  ---------     --------
        Net cash provided by financing activities                                     4,940        8,002
                                                                                  ---------     --------

Effect of exchange rate changes on cash                                                   1            1
                                                                                  ---------     --------
Net increase in cash and cash equivalents                                                78           93
Cash and cash equivalents at beginning of year                                          142          129
                                                                                  ---------     --------
Cash and cash equivalents at end of period                                        $     220     $    222
                                                                                  =========     ========


Cash paid during the period for
     Interest                                                                     $   3,553     $  5,940
     Income taxes                                                                        47        2,379


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


(2)  ACCOUNTS RECEIVABLE, NET

         Accounts receivable consisted of the following:

                                      JUNE 30, 1996     DECEMBER 31, 1995
                                      -------------     -----------------
                                            (AMOUNTS IN THOUSANDS)
     Accounts receivable                $34,897            $44,871
     Allowance for doubtful accounts     (1,095)            (1,048)
                                        -------            -------
                                        $33,802            $43,823
                                        =======            =======

(3)  INVENTORIES

         The components of inventory were as follows:
                       JUNE 30, 1996    DECEMBER 31, 1995
                       -------------    -----------------
                           (AMOUNTS IN THOUSANDS)

     Raw materials      $11,022              $11,489
     Work in process      6,886                3,097
     Finished goods      43,376               32,979
                        -------              -------
                        $61,284              $47,565
                        =======              =======

                      EKCO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



(4)  PROPERTY AND EQUIPMENT, NET

        Property and equipment consisted of the following:

                                            JUNE 30, 1996              DECEMBER 31, 1995
                                            -------------              -----------------
                                                      (AMOUNTS IN THOUSANDS)
        Property and equipment at cost
          Land, buildings and improvements    $ 23,915                      $22,856
          Equipment, factory and other          76,202                       71,922
                                              --------                      -------
                                               100,117                       94,778
        Less accumulated depreciation           43,235                       38,398
                                              --------                      -------
                                              $ 56,882                      $56,380
                                              ========                      =======

(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

         Excess of cost over fair value of net assets acquired is net of accumulated amortization of $29,945 and $27,727 as of June 30, 1996 and December 31, 1995, respectively.


(6)  INCOME TAXES

      The Company's effective tax rate as reported in its latest annual report on Form 10-K was 50% for the year ended December 31, 1995 ("Fiscal 1995"). The difference between the Company's effective tax rate of 52% for the six months ended June 30, 1996 and the Fiscal 1995 rate results primarily from amortization of excess of cost over fair value of net assets acquired, which is not deductible for income taxes (being a higher percentage of earnings (loss) before income taxes).



(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:
                                                        JUNE 30, 1996         DECEMBER 31, 1995
                                                        -------------         -----------------
                                                              (AMOUNTS IN THOUSANDS)
      Series B ESOP Convertible Preferred
        Stock, par value $.01, redeemable at
             $3.61 per share                              $ 5,293                  $ 5,372
      Unearned compensation                                (1,505)                  (1,914)
                                                          -------                  -------
                                                          $ 3,788                  $ 3,458
                                                          =======                  =======

                      EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


(8)  COMMON STOCK, $.01 PAR VALUE

       Share information regarding common stock consisted of the following:

                                                                                 JUNE 30, 1996                   DECEMBER 31, 1995
                                                                                 -------------                   -----------------
     Authorized shares                                                            60,000,000                        60,000,000
                                                                                  ==========                        ==========
     Shares issued                                                                27,906,868                        27,854,441
     Shares held in treasury                                                       9,419,777                         9,440,577
                                                                                  ----------                        ----------
                                                                                  18,487,091                        18,413,864
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

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             ---------------------------              -------------------------
                                                             JUNE 30,            JULY 2,              JUNE 30,          JULY 2,
                                                             --------            -------              --------          -------
                                                               1996               1995                 1996              1995
                                                             --------            -------              --------          -------
                                                                                    (AMOUNTS IN THOUSANDS)
         Weighted average shares of common
           stock outstanding during the period                18,460             18,343                18,435           18,273
         Series B ESOP Convertible
           Preferred Stock                                    anti-               1,533                anti-             1,551
                                                              dilutive                                 dilutive
         Weighted average common equivalent
           shares due to stock options                        anti-                                    anti-
                                                              dilutive              432                dilutive            442
                                                              ------             ------                ------           ------
                                                              18,460             20,308                18,435           20,266
                                                              ======             ======                ======           ======

(10)  CONTINGENCIES

      LEGAL PROCEEDINGS

      The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products manufactured by the Company infringed a patent held by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. In July 1996, monetary damages were assessed by the Court. The Company is reviewing the damage assessment and will vigorously pursue an appeal as it deems appropriate. The Company and its counsel believe that the Company has meritorious grounds for appeal. The Company's management believes that the final outcome will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

                      EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



      ENVIRONMENTAL MATTERS

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio, Easthampton, Massachusetts, Lititz, Pennsylvania, Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

      In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Based upon such engineering studies, management originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation and, accordingly, at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation costs will be approximately $2.0 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $50,000 for Fiscal 1996 and $25,000 for each of the 30 years thereafter. As of June 30, 1996, the Company has recorded a liability of approximately $3.4 million. The Company expects to pay approximately $325,000 of the remediation costs in the current year ("Fiscal 1996") with the balance being paid out in fiscal years 1997 and 1998. During the First Half of Fiscal 1996, the Company paid approximately $120,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or the interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.


(11)  EXTRAORDINARY CHARGE

      On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 at a price of 99.291% of face value in a private offering to institutional investors. The Company used the net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.70% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) to repay substantially all amounts outstanding under its revolving credit facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its revolving credit facility,

                      EKCO GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Frem
Corporation, and revised certain financial covenants (as so amended, the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit
Facility, contain certain financial covenants that may restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company. The early extinguishment of the 12.70% Notes and 7%
Convertible Subordinated Note resulted in an extraordinary charge of $2.6 million consisting of the following:

                                                                     (Amounts in thousands)

         Premium on 12.70% Notes, due 1998                                  $ 6,511
         Discount on prepayment of 7% Convertible
           Subordinated Note, due 2002                                       (3,218)
         Write-off of related unamortized financing costs                     2,054
                                                                            -------
         Extraordinary charge before income tax benefit                       5,347
         Income tax benefit                                                   2,752
                                                                            -------
         Net extraordinary charge                                           $ 2,595
                                                                            =======

                                      9

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

      The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended June 30, 1996 (the "Second Quarter of 1996") and July 2, 1995 (the "Second Quarter of 1995") and for the twenty six week periods ended June 30, 1996 (the "First Half of 1996") and July 2, 1995 (the "First Half of 1995") and the financial condition at June 30, 1996 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

      Net revenues for the Second Quarter and First Half of 1996 decreased approximately $5.8 million (9.4%) and $7.6 million (6.3%), respectively, from the comparable prior year periods. The decline in net revenues was primarily due to lower net revenues generated from sales of the Company's plastic and kitchen tool and gadget products, partially offset by $1.6 million (Second Quarter of 1996) and $3.7 million (Second Half of 1996), respectively, in net revenues from the Company's new line of VIA products. The revenue decline reflects the weakness in general merchandise sales that began toward the end of 1995 and which carried over into 1996. Last year's below average consumer spending created higher than anticipated levels of inventory for retailers who lowered their volume of re-orders in the First Half of 1996. In addition, sales of the Company's plastic products were adversely affected by significant price competition and delays in seasonal shipping.

GROSS PROFIT

      The Company's gross profit margin for the second quarter periods remained constant at 30%, while for the six month periods there was a decline from 30% in the prior year to 29% for the First Half of 1996. This decline in gross margin was primarily due to continuation of increased promotional discounting, which was initiated in the fourth quarter of Fiscal 1995 to help stimulate consumer demand, and unabsorbed manufacturing costs due to a shortfall in planned volumes.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses for the First Half of 1996 increased approximately $1.6 million from the comparable prior year period. Of this increase, $1.5 million occurred in the Second Quarter of 1996. The primary factors contributing to the increase were new product development and introduction costs, principally for the Company's new insulated bakeware products and Roach Magnet[TradeMark] and the growth of VIA and the Company's subsidiary in the United Kingdom. Additionally, the prior year period benefitted from the collection of receivables which had previously been written off.

NET INTEREST EXPENSE

      Net interest expense decreased $258,000 and $680,000 from the Second Quarter of Fiscal 1995 level of $3.4 million and First Half of 1995 level of $6.8 million, respectively. The decline in net interest expense was primarily due to lower average borrowings.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


EXTRAORDINARY CHARGE

      The extraordinary charge was due to the early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note. See Note 11 of Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      During the First Half of Fiscal 1996, the Company generated $606,000 in cash from operations. This amount, together with net proceeds of $2.5 million from the refinancing of debt, seasonal borrowings of $3.0 million and net issuances of common stock of $200,000, were used for capital expenditures of approximately $5.5 million and dividend payments of approximately $800,000.

      On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 ("Senior Notes") at a price of 99.291% of face value in a private offering to institutional investors. The Company used net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) to repay substantially all amounts outstanding under its revolving credit facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its revolving credit facility, which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Frem Corporation, and revised certain financial covenants (as so amended, the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit Facility, contain certain financial covenants that will restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company.

      The Company believes that the net proceeds from the Senior Note offering, together with borrowing capacity under the Revolving Credit Facility will provide sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company may, however, require additional funds to finance any future acquisitions.

      The Company's properties held for sale include a former manufacturing facility located in Chicago, Illinois and a warehouse located in Lititz, Pennsylvania. The Company is actively pursuing the sale or lease of these properties, and has leased the Lititz warehouse facility. The Company plans to sell these properties within the next two years. The aggregate carrying values of such properties, $2.8 million at June 30, 1996, are periodically reviewed and are stated at the lower of cost or market.

      The Company has provided approximately $3.4 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with facilities owned or occupied by the Company's cleaning products business. The Company believes the provision is adequate, but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified.

                      EKCO GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


BUSINESS OUTLOOK

      This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the timely introduction of new products, the impact of competitive products and pricing, certain assumptions related to consumer purchasing patterns, the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

                      EKCO GROUP, INC. AND SUBSIDIARIES

                                   PART II

                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

       The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products manufactured by the Company infringed a patent held by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. In July 1996, monetary damages were assessed by the Court. The Company is reviewing the damage assessment and will vigorously pursue an appeal as it deems appropriate. The Company and its counsel believe that the Company has meritorious grounds for appeal. The Company's management believes that the final outcome will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

         ENVIRONMENTAL REGULATION AND CLAIMS

       From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon (more fully described below) and Hamilton, Ohio, Easthampton, Massachusetts (more fully described in Note 10 of Notes to Consolidated Condensed Financial Statements hereinabove), Lititz, Pennsylvania, Chicago, Illinois and at its previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities owned or operated by the Company or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

       Prior to the Company's acquisition of Ekco Housewares, Inc. ("Housewares") in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares have agreed to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect

                      EKCO GROUP, INC. AND SUBSIDIARIES


                                   PART II

                        OTHER INFORMATION (CONTINUED)


       ENVIRONMENTAL REGULATION AND CLAIMS (CONTINUED)

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on May 21, 1996 in Boston,
Massachusetts, each of the persons nominated for election as a director of the Company were elected by the votes shown below. Each director will hold office until the next annual meeting of stockholders and until his successor is duly chosen and qualified or until his earlier resignation or removal.


                                                               NO. OF                       NO. OF
                                                            SHARES VOTED                    SHARES
                                                                FOR                        WITHHELD
             --------------------------------------------------------------------------------------
             T. Michael Long                                 14,747,808                     644,653
             Stuart B. Ross                                  14,898,258                     494,203
             Malcolm L. Sherman                              14,744,635                     647,826
             Bill W. Sorenson                                14,895,858                     496,603
             Herbert M. Stein                                14,681,955                     710,506
             Robert Stein                                    14,707,591                     684,870
             Jeffrey A. Weinstein                            14,722,513                     669,948

                      EKCO GROUP, INC. AND SUBSIDIARIES


                                     PART II

                          OTHER INFORMATION (CONTINUED)



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:

   Exhibits:

      10.9(b) Amendment dated as of May 17, 1996 to Amended and Restated Employment Agreement with Donato A. DeNovellis.

      10.12(b) First Amendment dated as of June 20, 1996 to 1995 Restatement of the Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries.

      10.15      Employment Agreement dated as of February 6, 1996 with John T.
                 Haran.

      27         Financial Data Schedule.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          EKCO GROUP, INC.
                                                 -------------------------------
                                                            (Registrant)






Date:  August 12, 1996                           By:  /s/ ROBERT STEIN
     -------------------------                       ---------------------------
                                                      Robert Stein
                                                      President and
                                                      Chief Executive Officer

                                                 By: /s/ DONATO A. DENOVELLIS
                                                    ----------------------------
                                                      Donato A. DeNovellis
                                                      Executive Vice President,
                                                      Finance and
                                                      Administration, and
                                                      Chief Financial Officer

                    INDEX TO EXHIBITS FILED WITH FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996





  EXHIBIT NO.         DESCRIPTION
  -----------         -----------

    10.9(b) Amendment dated as of May 17, 1996 to Amended and Restated Employment Agreement with Donato A. DeNovellis.

    10.12(b) First Amendment dated as of June 20, 1996 to 1995 Restatement of the Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries.

    10.15             Employment Agreement dated as of February 6, 1996 with
                      John T. Haran.

    27                Financial Data Schedule.