Form 10-Q
period 1996-09-29
EKCO GROUP INC /DE/
filed 1996-11-12
CIK 18827

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For quarterly period ended SEPTEMBER 29, 1996
                                             ------------------

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

     As of November 1, 1996, there were issued and outstanding 18,567,918 shares of common stock of the registrant.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  SEPTEMBER 29,  DECEMBER 31,
                                                      1996          1995
                                                  -------------  ------------
                                                   (UNAUDITED)
Current assets
  Cash and cash equivalents                         $    290      $    142
  Accounts receivable, net                            55,474        43,823
  Inventories                                         60,136        47,565
  Other current assets                                 6,464         6,719
  Deferred income taxes                                4,361         4,361
                                                    --------      --------
      Total current assets                           126,725       102,610

Property and equipment, net                           54,907        56,380
Property held for sale or lease, net                      --         2,830
Other assets                                           6,930         5,955
Excess of cost over fair value of net assets
  acquired, net                                      112,042       136,600
                                                    --------      --------
      Total assets                                  $300,604      $304,375
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term obligations                20        18,079
  Accounts payable                                    17,948        15,607
  Accrued expenses                                    29,891        23,711
  Income taxes                                                         538
                                                    --------      --------
      Total current liabilities                       47,859        57,935
                                                    --------      --------

Long-term obligations, less current portion          128,955        96,700
                                                    --------      --------
Other long-term liabilities                            8,678         9,859
                                                    --------      --------
Series B ESOP Convertible Preferred Stock, net;
  outstanding 1,446 shares and 1,488 shares,
  respectively, redeemable at $3.61 per share          3,919         3,458
                                                    --------      --------
Commitments and contingencies                             --            --
Minority interest                                        498           498
                                                    --------      --------

Stockholders' equity
Common stock, $.01 par value; outstanding
  18,563 shares and 18,414 shares,
  respectively                                           186           184
Capital in excess of par value                       107,542       106,916
Cumulative translation adjustment                        903           929
Retained earnings                                      7,371        33,614
Unearned compensation                                 (3,559)       (3,970)
Pension liability adjustment                          (1,748)       (1,748)
                                                    --------      --------
                                                     110,695       135,925
Total liabilities and stockholders' equity          $300,604      $304,375
                                                    ========      ========


    The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                              ------------------          -----------------
                                             1996          1995          1996          1995
                                             ----          ----          ----          ----
Net revenues                               $ 83,460       $83,041      $196,301      $203,464
                                           --------       -------      --------      --------
Costs and expenses
  Cost of sales                              55,903        56,935       136,336       140,889
  Selling, general and administrative        17,079        12,954        44,328        38,637
  Special charges                            24,728            --        24,728            --
  Amortization of excess cost over
   fair value                                 1,109         1,109         3,327         3,326
                                           --------       -------      --------      --------
                                             98,819        70,998       208,719       182,852
                                           --------       -------      --------      --------

Income before interest and taxes            (15,359)       12,043       (12,418)       20,612
                                           --------       -------      --------      --------
Net interest expense (income)
  Interest expense                            3,235         3,611         9,422        10,454
  Investment income                              (2)          (10)         (101)          (85)
                                           --------       -------      --------      --------
                                              3,233         3,601         9,321        10,369
                                           --------       -------      --------      --------
Income (loss) before income taxes
 and extraordinary charge                   (18,592)        8,442       (21,739)       10,243

Income taxes (benefit)                        2,738         3,795           504         4,651
                                           --------       -------      --------      --------

Income (loss) before extraordinary
  charge                                    (21,330)        4,647       (22,243)        5,592

Extraordinary charge for early
  retirement of debt, net of tax
  benefit of $2,139                              --            --        (3,208)           --
                                           --------       -------      --------      --------

Net income (loss)                          $(21,330)      $ 4,647      $(25,451)     $  5,592
                                           ========       =======      ========      ========

Earnings (loss) per common share:
  Income (loss) before extraordinary
    charge                                 $  (1.15)      $  0.23      $  (1.21)     $   0.28
  Extraordinary charge                           --                       (0.17)           --
                                           --------       -------      --------      --------
  Earnings (loss) per common share         $  (1.15)      $  0.23      $  (1.38)     $   0.28
                                           ========       =======      ========      ========

Weighted average number of shares used
  in computation of per share data           18,515        20,404        18,462        20,312
                                           ========       =======      ========      ========

The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                          (AMOUNTS IN THOUSANDS)
                                               (UNAUDITED)
                                                                                      1996          1995
                                                                                      ----          ----
Cash flows from operating activities
  Net income (loss)                                                                $ (25,451)     $ 5,592
  Adjustments to reconcile net income to net cash
   provided by (used in) operations
     Depreciation and amortization                                                     7,445        7,477
     Amortization of excess of cost over fair value                                    3,327        3,328
     Amortization of deferred finance costs                                              366          427
     Other amortization                                                                4,491        5,028
     Special charges                                                                  24,728           --
     Extraordinary charge                                                              3,208           --
     Other                                                                              (798)        (201)
     Changes in certain assets and liabilities, net of effects from acquisition of businesses, affecting cash provided by (used in) operations
       Accounts receivable                                                           (12,268)     (11,961)
       Inventories                                                                   (13,268)      (5,150)
       Prepaid marketing costs                                                        (2,184)      (4,166)
       Other assets                                                                    1,432          171
       Accounts payable and accrued expenses                                           8,319          412
       Income taxes payable                                                             (537)       1,661
                                                                                   ---------      -------
        Net cash provided by (used in) operations                                     (1,190)       2,618
                                                                                   ---------      -------

Cash flows from investing activities
  Proceeds from sale of property and equipment                                         1,789          245
  Capital expenditures                                                                (7,362)      (9,591)
                                                                                   ---------      -------
      Net cash used in investing activities                                           (5,573)      (9,346)
                                                                                   ---------      -------

Cash flows from financing activities
  Proceeds from issuance of long-term obligations                                    125,292       31,183
  Proceeds from sale of investment held as collateral                                     --        3,600
  Payment of dividends                                                                  (792)      (1,201)
  Payment of long-term obligations                                                  (118,045)     (26,726)
  Other                                                                                  461          (27)
                                                                                   ---------      -------
        Net cash provided by financing activities                                      6,916        6,829

Effect of exchange rate changes on cash                                                   (5)         (17)
                                                                                   ---------      -------
Net increase in cash and cash equivalents                                                148           84
Cash and cash equivalents at beginning of year                                           142          129
                                                                                   ---------      -------
Cash and cash equivalents at end of period                                         $     290      $   213
                                                                                   =========      =======


Cash paid during the period for
     Interest                                                                      $   3,739      $ 7,084
     Income taxes                                                                         52        2,800


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



(2)  ACCOUNTS RECEIVABLE, NET

         Accounts receivable consisted of the following:
                                SEPTEMBER 29, 1996        DECEMBER 31, 1995
                                ------------------        -----------------
                                               (AMOUNTS IN THOUSANDS)
Accounts receivable                   $56,966                   $44,871
Allowance for doubtful accounts        (1,492)                   (1,048)
                                      -------                   -------
                                      $55,474                   $43,823
                                      =======                   =======

(3)  INVENTORIES

         The components of inventory were as follows:
                                SEPTEMBER 29,1996         DECEMBER 31, 1995
                                -----------------         -----------------
                                             (AMOUNTS IN THOUSANDS)
Raw materials                         $11,244                   $11,489
Work in process                         7,835                     3,097
Finished goods                         41,057                    32,979
                                      -------                   -------
                                      $60,136                   $47,565
                                      =======                   =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(4)  PROPERTY AND EQUIPMENT, NET

       Property and equipment consisted of the following:
                                                         SEPTEMBER 29, 1996          DECEMBER 31, 1995
                                                         ------------------          -----------------
                                                                     (AMOUNTS IN THOUSANDS)

      Property and equipment at cost
        Land, buildings and improvements                     $ 23,340                     $22,856
        Equipment, factory and other                           77,689                      71,922
                                                             --------                     -------
                                                              101,029                      94,778
      Less accumulated depreciation                            46,122                      38,398
                                                             ========                     =======
                                                             $ 54,907                     $56,380

(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $27,274 September 29, 1996 and $27,727 as of December 31, 1995.



(6)  INCOME TAXES

     The Company's effective tax rate as reported in its latest annual report on Form 10-K was 50% for the year ended December 31, 1995 ("Fiscal 1995"). Income tax expense for the Fiscal 1996 periods has been calculated utilizing similar tax rates to those used for Fiscal 1995. However, due to the significant amount of goodwill expense primarily included in the special charge, the comparison of effective tax rate is not meaningful. Goodwill expense is not deductible for income taxes.



(7)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:
                                                         SEPTEMBER 29, 1996            DECEMBER 31, 1995
                                                         ------------------            -----------------
                                                                     (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
       $3.61 per share                                        $ 5,220                       $ 5,372
     Unearned compensation                                     (1,301)                       (1,914)
                                                              -------                       -------
                                                              $ 3,919                       $ 3,458
                                                              =======                       =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8)  COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:
                                       SEPTEMBER 29, 1996           DECEMBER 31, 1995
                                       ------------------           -----------------
     Authorized shares                      60,000,000                  60,000,000
                                            ==========                  ==========

     Shares issued                          27,981,165                  27,854,441
     Shares held in treasury                 9,417,947                   9,440,577
                                            ----------                  ----------
                                            18,563,218                  18,413,864
                                            ==========                  ==========

     In September 1996, the Company's Board of Directors approved the 1996 Performance Unit Rights Award Plan whereby selected key employees and directors may receive performance unit rights which are rights to receive an amount based on the appreciated value of the Company's common stock over an established base price. The maximum number of rights that may be granted under the Plan is 1,000,000. On September 25, 1996, the Company awarded 400,000 rights to key employees and 100,000 rights to a director at fair market value which rights are exercisable through December 31, 2001. No provision was required in the accompanying financial statements.


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

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    ------------------                    -----------------
                                             SEPTEMBER 29,           OCTOBER 1,      SEPTEMBER 29,   OCTOBER 1,
                                             -------------           ----------      -------------   ----------
                                                 1996                  1995               1996          1995
                                                 ----                  ----               ----          ----
                                                                        (AMOUNTS IN THOUSANDS)
     Weighted average shares of common
       stock outstanding during the
       period                                    18,515               18,432              18,462       18,326
     Series B ESOP Convertible                    anti-                                    anti-
       Preferred Stock                         dilutive                1,533            dilutive        1,545
     Weighted average common equivalent           anti-                                    anti-
       shares due to stock options             dilutive                  439            dilutive          441
                                               --------               ------            --------       ------
                                                 18,515               20,404              18,462       20,312
                                               ========               ======            ========       ======

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)



(10)  CONTINGENCIES


     LEGAL PROCEEDINGS

     The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products manufactured by the Company infringed a patent held by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. In July 1996, the Court concluded that a reasonable royalty is 2% of sales or $88,000. In August 1996, the plaintiff filed a motion to amend the Court's decision which motion is currently pending. The Company will vigorously pursue an appeal as it deems appropriate. The Company and its counsel believe that the Company has meritorious grounds for appeal. The Company's management believes that the final outcome will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.


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

     In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Based upon such engineering studies, management originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation and, accordingly, at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation costs will be approximately $2.0 million and the expense for the ongoing operation, maintenance and ground water monitoring will be approximately $50,000 for Fiscal 1996 and approximately $25,000 for each of the 30 years thereafter. As of September 29, 1996, the Company has recorded a liability of approximately $3.4 million. The Company expects to pay approximately $180,000 of the remediation costs in the current year

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     ENVIRONMENTAL MATTERS CONTINUED

("Fiscal 1996") with the balance being paid out in fiscal years 1997 and 1998. During the First Nine Months of Fiscal 1996, the Company paid approximately $132,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or the interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.


(11)  EXTRAORDINARY CHARGE

     On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior
Notes due 2006 at a price of 99.291% of face value in a private offering to institutional investors. The Company used the net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.70% Notes due 1998 and 7.0%
Convertible Subordinated Note due 2002 and (ii) to repay substantially all amounts outstanding under its revolving credit facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its revolving credit facility, which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Ekco Consumer Plastics, Inc. (formerly known as Frem Corporation), and revised certain financial covenants (as so amended, the "Revolving Credit Facility"). Borrowings under the Revolving Credit
Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit
Facility, contain certain financial covenants that may restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company. In November 1996, the Company and its lender banks agreed to certain modifications of the Revolving Credit Facility. At the Company's request, the credit facility has been reduced to a maximum credit of $35.0 million from a level of $75.0 million under the original agreement. The maximum outstanding balance of the revised credit facility will equate to 80% of eligible accounts receivables as determined at the end of each calendar month. The revised credit-facility provides for a commitment fee of one-half of one percent on the unused portion of the commitment. Borrowings outstanding at September 29, 1996, totaled approximately $4.7 million. Additionally, the Company has letters of credit outstanding of $7.2 million. The early extinguishment of the 12.70% Notes and 7% Convertible Subordinated Note resulted in an extraordinary charge of $3.2 million consisting of the following:
                                                      (Amounts in thousands)

     Premium on 12.70% Notes, due 1998                       $ 6,511
     Discount on prepayment of 7% Convertible
       Subordinated Note, due 2002                            (3,218)
     Write-off of related unamortized financing
         costs                                                 2,054
                                                             -------
     Extraordinary charge before income tax benefit            5,347
     Income tax benefit                                        2,139
                                                             -------
     Net extraordinary charge                                $ 3,208
                                                             =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)



(12)  SPECIAL CHARGES

     The loss from operations for the thirteen week period ending September 29, 1996 includes special charges of $24.7 million. The charges were determined in compliance with Statement of Financial Accounting Standard No. 121 which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's plastic business has continued to suffer severe price and cost pressures, primarily as a result of higher product costs including higher resin costs which have not been recovered through increased sales prices. In addition, the Company's plastic business forecasts continuing deficits as it has been forced to offer larger discounts to remain competitive in the marketplace. The Company has determined that the carrying amount of the assets of the plastic business are no longer recoverable from the estimated future cash flows expected to result from its operations. Accordingly, the Company has reduced the carrying value of the assets (principally goodwill) by approximately $22.7 million to their fair value as determined primarily by independent third party appraisals of the property. Additionally, the Company determined that the carrying value of certain real property held for re-sale in Chicago, Illinois should be reduced by $2.0 million. For purposes of the Company's Consolidated Condensed Statement of Cash Flows, these special charges are treated as a non-cash transaction.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended September 29, 1996 (the "Third Quarter of 1996") and October 1, 1995 (the "Third Quarter of 1995") and for the thirty nine week periods ended September 29, 1996 (the "First Nine Months of 1996") and October 1, 1995 (the "First Nine Months of 1995") and the financial condition at September 29, 1996 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for any interim period and the balance sheet as of the end of any interim period are not indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

     Net revenues for the Third Quarter of 1996 were approximately the same as the $83 million reported for the Third Quarter of 1995, however, net revenues for the First Nine Months of 1996 declined approximately $7.2 million from the prior year period. Although net revenues were essentially flat for the third quarter periods, there was a change in product mix. Net revenues from the Company's bakeware products increased approximately $1.2 million in the Third Quarter of 1996 compared to the prior year period. This increase was primarily due to sales of the Company's new insulated bakeware. Additionally, net revenues from the Company's new line of VIA products increased $2.2 million for the Third Quarter of 1996 compared to the prior year period. These increases in sales of bakeware and VIA products for the third quarter period were offset by declines in sales of the Company's kitchen tools and gadgets, cleaning and plastic products. For the nine month period the decline was primarily in net revenues from the Company's tools and gadgets ($8.2 million) and plastics products ($4.8 million) partially offset by an increase in sales ($5.8 million) of VIA products. The revenue decline reflects the weakness in general merchandise sales that began toward the end of 1995 and which carried over into 1996. Last year's below average consumer spending created higher than anticipated levels of inventory for retailers who lowered their volume of re-orders in the First Half of 1996. In addition, sales of the Company's plastic products were adversely affected by significant price competition and delays in seasonal shipping. The Company also experienced lower sales volumes to its smaller customers, largely attributable to transition issues associated with the consolidation of various Company units into a single operating entity during the past year.

GROSS PROFIT

     The Company's gross profit margin for the First Nine Month periods remained constant at 31%, while for the Third Quarter periods there was an improvement from 31% in the prior year to 33% for 1996. The improvement in margin was primarily due to the change in revenue mix described above and improved facility utilization. This improvement offset declines in gross margin for the first half of 1996 which resulted from the continuation of increased promotional discounting, which was initiated in the fourth quarter of Fiscal 1995 to help stimulate consumer demand and unabsorbed manufacturing costs due to a shortfall in planned volumes.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the Third Quarter and First Nine Months of 1996 increased approximately $4.1 million (32%) and $5.7 million (15%) from the comparable prior year periods. The primary factors contributing to the increase were new product development and introduction costs, principally for the Company's new insulated bakeware products and Roach Magnet[Trademark], increased expenditures associated with the growth of VIA and the Company's subsidiary in the United Kingdom, and an increase in the provision for doubtful accounts of approximately $500,000 and $1 million, respectively. Additionally, the prior year periods benefited from the collection of a previously written off receivable ($900,000 and $1.1 million, respectively) relating to a 1987 real estate transaction. The increase in selling, general and administrative expenses was also affected by marketing and advertising commitments geared to an anticipated higher level of sales.

NET INTEREST EXPENSE

     Net interest expense for the 1996 periods decreased $376,000 from the Third Quarter of Fiscal 1995 level of $3.4 million and decreased $1 million from the First Nine Months of 1995 level of $6.8 million. The decline in net interest was primarily due to lower average borrowings and lower average interest rates.

SPECIAL CHARGES

     The loss from operations for the thirteen week period ended September 29, 1996 includes special charges of $24.7 million. The charges include approximately $22.7 million related to the reduction of the carrying value (principally goodwill) of the Company's plastic business. The balance of $2.0 million reflects the adjustment to the carrying value of certain real property located in Chicago, Illinois. See Note 12 of Notes to Consolidated Condensed Financial Statements. On October 9, 1996, the Company announced that it will be consolidating its cleaning products manufacturing activities in Mexico. The consolidation will be implemented over an 18-month period, eliminating the manufacturing activities at the Company's plants in Hamilton, Ohio and Easthampton, Massachusetts. The consolidation will result in a fourth quarter 1996 pre-tax charge of $6.5 million related to severance costs and the write-down of assets at the Easthampton and Hamilton sites. There also will be additional operating expenses associated with the orderly transition of manufacturing activities between the various locations at least through 1997. The estimated annualized pre-tax savings from this consolidation is approximately $4 million.


EXTRAORDINARY CHARGE

     An extraordinary charge of approximately $3.2 million in the First Nine Months of 1996 was due to the early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note. See Note 11 of Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the First Nine Months of 1996, the Company utilized approximately $1.2 million to fund operating activities, primarily to increase working capital. Also, during the First Nine Months of 1996, the Company used the proceeds from the sale of facilities in Lititz, Pennsylvania and Niagara Falls, Canada ($1.8 million), net proceeds of $2.5 million from the refinancing of debt, seasonal borrowings of $4.7 million and proceeds from net issuances of common stock of $500,000, for capital expenditures of approximately $7.4 million and dividend payments of approximately $800,000.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES CONTINUED

     The increase in the Company's account receivable balance relates to the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year. The increase in inventory reflects seasonality previously mentioned, growth of VIA and lower-than-anticipated sales.

     On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 ("Senior Notes") at a price of 99.291% of face value in a private offering to institutional investors. The Company used net proceeds of the Senior Note offering to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) to repay substantially all amounts outstanding under its revolving credit facility. Concurrently with closing the sale of the 9.25% Senior Notes, the Company entered into an amendment to its revolving credit facility, which amendment consolidated the outstanding debt and borrowing capacity of the Company and its wholly-owned subsidiaries, Ekco Housewares, Inc. and Ekco Consumer Plastics, Inc., and revised certain financial covenants (as so amended, the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bear interest at the bank's prime rate, or at LIBOR plus 1.25% or 1.5%, depending on the Company's borrowing strategy and the ratio of total debt to cash flow. The Revolving Credit Facility provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount and a $60,000 annual agency fee. Borrowings under the Revolving Credit Facility mature in December 1998. The Senior Notes, as well as the Revolving Credit Facility, contain certain financial covenants that will restrict the sale of assets, the incurrence of additional indebtedness and certain investments and acquisitions by the Company. At September 29, 1996, the Company was not in compliance with certain covenants of the Revolving Credit Facility and such noncompliance has been waived. The Company has suspended the payment of a quarterly dividend and does not anticipate paying cash dividends for the foreseeable future. In order for the Company to pay a dividend, its arrangement with holders of its Senior Notes and Revolving Credit Facility would need to be amended. The Company and its lender banks ("Bank Group") have agreed to certain modifications of the Revolving Credit Facility. At the Company's request, the credit facility has been reduced to a maximum credit of $35.0 million from a level of $75.0 million under the original agreement. The maximum outstanding balance of the revised credit facility will equate to 80% of eligible accounts receivables as determined at the end of each calendar month. The revised agreement will provide the Company with a credit line sufficient to meet all working capital needs without paying the additional cost of carrying the higher credit limits. Funds that are required for acquisitions may be provided by the Bank Group upon review and approval on a case by case basis. The revised credit facility provides for a commitment fee of one-half of one percent on the unused portion of the commitment. Borrowings under the Revolving Credit Facility outstanding at September 29, 1996, totaled approximately $4.7 million. Additionally, the Company has letters of credit outstanding of $7.2 million.

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

BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Conditions," contains forward-looking statements made pursuant to the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



BUSINESS OUTLOOK CONTINUED

economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate. These forward looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products manufactured by the Company infringed a patent held by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. In July 1996, the Court concluded that a reasonable royalty is 2% of sales, or $88,000. In August 1996, the plaintiff filed a motion to amend the Court's decision which motion is currently pending. The Company will vigorously pursue an appeal as it deems appropriate. The Company and its counsel believe that the Company has meritorious grounds for appeal. The Company's management believes that the final outcome will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

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

     In June 1992, the United States filed an action in the U.S. District Court for the Northern District of Ohio against Housewares seeking penalties and injunctive relief and alleging violations as a result of an alleged failure to provide certain closure and post-closure financial assurances with respect to the Massillon, Ohio site. Pursuant to the Indemnity Agreement and a confirmatory letter from AHP to Housewares on December 19, 1988 (the "Indemnity Documents"), AHP conducted and controlled all matters relating to such financial assurances and the defense of the action filed in June 1992. In January 1994, the court entered judgment against Housewares in the amount of $4.6 million in the lawsuit. AHP filed a notice of appeal on behalf of Housewares. In August 1995, the Court of Appeals affirmed in part and reversed in part the penalty imposed on Housewares and remanded the redetermination of civil penalties for certain periods of time. The penalty affirmed by the Court of Appeals amounted to $2,858,000, and, pursuant to the Indemnity Documents, AHP paid that amount, plus applicable interest, on Housewares' behalf. With respect to the penalty reversed and remanded by the Court of Appeals, a stipulated judgment was entered by the Court in July 1996 which fully resolved the remaining claims for $400,000 plus accrued interest. By letter dated May 6, 1996, AHP notified Housewares that if such judgment is entered AHP would not seek reimbursement from the Company of the amounts AHP had paid or would pay on Housewares' behalf in this litigation. AHP has paid the foregoing amounts, and notice that the judgment is fully satisfied was entered by the Court in September 1996.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                                     PART II

                          OTHER INFORMATION (CONTINUED)



Item 6. Exhibits and Reports on Form 8-K.

a.) Exhibits:

    10.1 Amendment to 1995 Restatement of the Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries dated as of June 21, 1996.

    10.2 Ekco Group, Inc. 1996 Performance Unit Rights Award Plan and Forms of Award Agreements for Employees and Directors.

    27    Financial Data Schedule.


b.) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EKCO GROUP, INC.
                                      ------------------------------------
                                                  (Registrant)






Date:  November 12, 1996              By: /s/ ROBERT STEIN
     ---------------------------          ---------------------------------
                                          Robert Stein
                                          President and
                                          Chief Executive Officer

                                      By: /s/ DONATO A. DENOVELLIS
                                          ---------------------------------
                                          Donato A. DeNovellis
                                          Executive Vice President,
                                          Finance and Administration, and
                                          Chief Financial Officer

                     INDEX TO EXHIBITS FILED WITH FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996


Exhibit No.    Description
-----------    -----------

  10.1 Amendment to 1995 Restatement of the Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries dated as of June 21, 1996.

  10.2 Ekco Group, Inc. 1996 Performance Unit Rights Award Plan and Forms of Award Agreements for Employees and Directors.

  27           Financial Data Schedule.