Form 10-K405
period 1996-12-29
EKCO GROUP INC /DE/
filed 1997-03-27
CIK 18827

================================================================================

                                  FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                      OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $96 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 21, 1997.

     As of March 21, 1997, there were issued and outstanding 18,696,593 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 29, 1996: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 20, 1997: Part III.

================================================================================

                                     Part I
                                     ------

Item 1.  BUSINESS
-------  --------

General
-------

     Ekco Group, Inc. ("Ekco" or the "registrant" and, together with its subsidiaries, the "Company") is a leading U.S. manufacturer, developer and marketer of multiple categories of branded houseware products for everyday home use. The Company believes it is the leading U.S. supplier of metal bakeware, kitchen tools and gadgets and non-toxic pest control products. In addition, the Company believes it is a leading U.S. supplier of cleaning products (primarily brushes, brooms and mops) and small animal care and control products. The Company markets its products primarily in the U.S. through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, home centers, hardware, drug and specialty stores.

     The Company was incorporated in Delaware in 1968. The current business of the Company was established in 1987 through the Company's purchase of Ekco Housewares, Inc. and through subsequent acquisitions and internal development. The Company has acquired or developed the following businesses and product categories (net of divestitures):

     October 1987 -- acquisition of Ekco Housewares, Inc. ("Housewares"), a manufacturer and marketer of bakeware and kitchen tools and gadgets.

     January 1989 -- acquisition of Woodstream Corporation ("Woodstream"), a manufacturer and marketer of non-toxic pest control products.

     December 1989 -- acquisition of the non-toxic pest control product line of McGill Metal Products Company.

     December 1991 -- acquisition of the small animal care product line of Beacon Industries, Inc.

     January 1992 -- acquisition of Frem Corporation, now known as Ekco Consumer Plastics, Inc. ("Plastics"), a manufacturer and marketer of molded plastic products. (See "Recent Developments" below for information regarding Plastics as a discontinued operation.)

     April 1993 -- acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg"), a manufacturer and marketer of brushes, brooms and mops.

     January 1995 -- introduction of an internally developed line of upscale bakeware and kitchen tools, gadgets and other houseware products by B. VIA International Housewares, Inc. ("VIA"), a newly formed subsidiary of the Company.

     December 1996 -- sublicense of the Farberware brand name from Meyer Marketing Company Ltd. for use on the Company's bakeware products.

     The Company operates in one industry segment with revenues derived from sales in four principal product categories: (i) bakeware, (ii) kitchenware,
(iii) cleaning products, and (iv) pest control and small animal care and control products. See Note 14 of Notes to Consolidated Financial Statements appearing in
Exhibit 13 hereto, incorporated herein by reference, for industry and geographic area information.

         The Company's business strategy is to be a marketing- and sales-driven company that holds profit as its measurement of success. The Company is implementing its strategy by making the changes more fully described in "Recent Developments" below in refocusing its operations and improving operating efficiencies. The Company will seek to introduce new products more quickly, create innovative and attractive products and strengthen its customer relationships. The Company also intends to pursue growth through acquisition of additional consumer product lines and businesses as opportunities arise.

Recent Developments
-------------------

     During the fourth quarter of Fiscal 1996 and the first quarter of its current fiscal year, the Company has initiated certain strategic actions intended to increase the future profitability of the Company, including the following, each of which is more fully described below: Consolidating the Company's cleaning products manufacturing activities into a single site in Hamilton, Ohio; entering into a licensing agreement for the use of the Farberware trade name on a line of the Company's bakeware products and introducing that line at the January 1997 National Housewares Show; and, because of the Company's relatively small presence in the plastics market, entering into an agreement to sell Plastics, which will facilitate greater focus on the Company's core product categories. In addition, Malcolm L. Sherman, who was elected as the Company's Chairman in July 1996, was appointed as Chief Executive Officer in December 1996 to replace the Company's former CEO. Several management changes were made within the Company's core houseware businesses aimed at refocusing operations: Robert Varakian, the Company's Vice President of Marketing and President of VIA, now heads sales, marketing and product development for Housewares. Donato A. DeNovellis, the Company's Executive Vice President, Finance and Administration, and Chief Financial Officer, now is also responsible for managing the manufacturing and distribution of Housewares' products and organizing that company's administrative processes. In addition, three distinguished individuals have been appointed as directors of the Company and bring a wealth of retail and financial experience to complement the Company's current board of directors: George W. Carmany, III, Michael G. Frieze and Avram J. Goldberg.

     During the fourth quarter of Fiscal 1996, the Company announced the consolidation of its Easthampton, Massachusetts cleaning products manufacturing plant. The facility will be consolidated into the Company's existing manufacturing facility in Hamilton, Ohio. See Note 17 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding the special charge associated therewith.

     In December 1996, the Company announced that it entered into a sub-licensing agreement with Meyer Marketing Company Ltd. to market bakeware products under the Farberware brand name. The sub-licensing agreement includes an initial five-year term which renews automatically for successive one-year periods until April 30, 2196. The addition of the new Farberware line of bakeware is intended to provide the Company with a strong entrance into department and specialty store channels and will broaden the market position for the Company's bakeware products.

     In January 1997, the Board of Directors approved management's plan to sell Plastics. As a result, the Company reported the results of Plastics and the loss on disposal as a discontinued operation. The Company's Phoenix, Arizona manufacturing and distribution facility associated with that division was sold in January 1997 for $4 million. In February 1997, the Company announced that it had entered into a letter of intent to sell substantially all of Plastics' assets. As part of the sale transaction, it is anticipated that the purchaser will license the Ekco(R) trademark for use in the sale of plastic products previously manufactured and sold by Plastics and will lease the Company's Worcester, Massachusetts facility. It is anticipated that the sale will close at the end of March 1997. See Note 2 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding Plastics as a discontinued operation.

Products
--------

     BAKEWARE. The Company manufactures and markets a broad line of metal bakeware for home use, including non-stick coated bakeware marketed under a group of Baker's Secret(R) trademarks, uncoated bakeware marketed under the Ekco(R) trademark, insulated non-stick coated "no burn" bakeware marketed under the Baker's Secret(R) Air Insulated(TM) trademark and non-stick coated bakeware marketed under the Farberware brand name, more fully described below. Sales of bakeware accounted for 33.8% of net revenues from continuing operations in Fiscal 1996. Through Housewares, the Company has over 100 years of experience in the metal bakeware market, and its bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar metal bakeware items. The Company emphasizes value, quality, functionality and, in the case of coated products, ease of cleaning and release. The Company believes it is the leading U.S. supplier of metal bakeware in the U.S.

     The Company continually develops new products to capitalize on its high consumer brand recognition and broad retail distribution. New product development efforts are conducted by the Company's internal staff and by third parties on a contract basis. At the National Housewares Show in January 1997, the Company launched its upscale bakeware products to be sold by VIA under the Farberware brand name. The Company also introduced its new Baker's Secret(R) non-stick coating, an extremely durable non-staining coating, new tri-lingual bakeware packaging for all of the Company's bakeware products, and a number of new items, including a selection of mini-pans for single and child-size servings.

     KITCHENWARE. The Company sells kitchen tools and gadgets under the Ekco(R), Ekco Pro(TM) and Baker's Secret(R) trademarks. The Company markets more than 1,000 kitchen tool and gadget products, including multiple colors of the same item and various packaging combinations. Sales of kitchenware products accounted for 26.4% of net revenues from continuing operations in Fiscal 1996. Kitchen tools include metal, plastic and wooden spoons, spatulas, serving forks, ladles and other cooking accessories. Gadgets include peelers, corkscrews, whisks, can openers, bottle openers and similar items. The Company also markets stainless steel and carbon steel cutlery and stainless steel flatware, mixing bowls and colanders. The Company believes that it is the leading U.S. supplier of kitchen tools and gadgets. The Company believes that it has obtained this position because of its broad product offerings, brand name recognition, quality and service.

     The Company believes that the sale of kitchenware is more dependent on impulse buying by the consumer than any other line of products the Company offers. The Company continually updates its kitchenware line and introduces new items. For example, in January 1997 at the National Housewares Show the Company introduced a line of barbecue tools and other barbecue items, including a collapsible turner, fork and tongs which fit easily into drawers and dishwashers, sauces, spice rubs and wood chips, anti-bacterial cutting boards marketed under the Ekco(R) trademark with GermAway(TM), tools and gadgets for baking marketed under the Baker's Secret(R) trademark, and tools and gadgets, some of which have oversized handles with a unique thumb grip, marketed under the Ekco PRO(TM) trademark and multi-function tools marketed under the 2 In 1 Tools(TM) trademark.

     In January 1997, the Company also introduced as part of its houseware offerings a variety of tea kettles, in classic, decorated and novelty styles, and carafes and pump pots, which keep hot drinks hot and cold drinks cold for up to 8 hours.

     VIA. The Company's VIA(TM) bakeware and kitchenware products are designed for the upscale and specialty marketplace and include kitchen tools and gadgets such as pasta, garlic and pizza cooking and storage items, multi-function items, such as a combination spoon rest/tea bag holder/utility dish, and bakeware products, including cookie sheets, loaf pans and muffin tins in heavy-gauge coated and uncoated steel, tin steel pans, and heavy-gauge coated steel roasting pans, racks, bakers and broilers. VIA's sales of bakeware and kitchenware accounted for 4.2% of net revenues from continuing operations in Fiscal 1996. In January 1997 at the National Housewares Show, the VIA(TM) family of products was expanded to include Zoo Tools(TM), a creative and fun line of 28 kitchen tools based on animal themes to be jointly marketed with Housewares, and a line of bakeware marketed under the Farberware brand name.


     CLEANING PRODUCTS. The Company manufactures and markets a broad line of cleaning products, including brushes, brooms and mops for home use marketed under the Ekco(R) and Clean Results(R) trademarks and indoor and outdoor specialty cleaning products for janitorial use marketed under the Wright-Bernet(TM) and Cleaning Specialty(TM) trademarks. Sales of cleaning products accounted for 21.7% of net revenues from continuing operations in Fiscal 1996. The Company believes that it is a leading manufacturer of cleaning brushes for household, kitchen and personal use.

     Among the product offerings introduced at the January 1997 National Housewares Show were anti-bacterial cleaning products, such as sponges and brush products marketed under the Ekco(R) and GermAway(TM) trademarks, a jumbo sponge mop marketed under the Ekco(R) and E-Z Wringer(TM) trademarks and scrub brushes with animal themes marketed under the Ekco(R) and Cleaning Critters(TM) trademarks.

     PEST CONTROL AND SMALL ANIMAL CARE AND CONTROL PRODUCTS. The Company manufactures and markets non-toxic pest control and small animal care and control products under the Victor(R) and Havahart(R) trademarks, respectively. Sales of pest control and small animal care and control products accounted for 13.9% of net revenues from continuing operations in Fiscal 1996. The Company's products include spring-action rodent traps and other rodent and insect traps marketed under the Victor(R) trademark, pet cages marketed under the Havahart(R) trademark and live animal cage traps marketed under the Havahart(R) trademark, which are used to control garden pests and other nuisance animals such as raccoons. The Company believes it is the leading supplier of non-toxic pest control products, rodent traps and live animal cage traps in the U.S. In Fiscal 1996, the Company introduced two storage-saving collapsible live animal cage traps marketed under the Havahart(R) trademark, and the following products marketed under the Victor(R) trademark: a mouse trap that requires one quick click to set, rodent trays which catch rodents and hold them without poisons, a reusable multi-catch "mice" trap and "mini-cat" repeating mouse trap both of which catch up to 4 mice without poison, a non-poisonous mosquito barrier spray for grass, plants and shrubs that repels mosquitoes for up to two weeks and "the ultimate" flea trap that attracts fleas by use of an electrical heat-emitting device.

     Customers and Distribution
     --------------------------

     Management believes that the Company has one of the broadest distribution networks of any company in the housewares industry. The Company markets its products primarily in the U.S. through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, home centers, hardware stores, drug stores, specialty stores and other retail channels. The Company sells its products to each of the 30 largest mass merchandisers (as ranked in the January 1997 Home World Business Magazine category analysis of the top 100 retailers), including Wal-Mart and Kmart but excluding warehouse clubs. The Company estimates that it sells its products in over 90% of the approximately 38,000 U.S. supermarkets, including Winn-Dixie, Kroger and Albertson's. The Company sells its products to many of the largest hardware chains, including Ace Hardware, Home Depot, True Value, ServiStar and Lowe's Home Centers. Of its customers, Wal-Mart and Kmart accounted for 11.0% and 9.5%, respectively, of the Company's net revenues from continuing operations in Fiscal 1996.

     The Company's products are distributed through the following retail channels: Bakeware is distributed primarily through mass merchandisers and supermarkets; kitchenware is distributed primarily through supermarkets and mass merchandisers, as well as hardware and drug stores; cleaning products are marketed under the Ekco(R) trademark primarily to mass merchandisers and supermarkets; broom and brush products are marketed under the Wright-Bernet(TM) trademark to hardware and home center retailers and mops are marketed to janitorial supply and professional cleaning companies; pest control and small animal care and control products are marketed to mass merchandisers, supermarkets, hardware, drug and variety stores, agricultural centers, farm stores, home centers and professional pest control companies; and VIA(TM) products are distributed primarily through department stores and upscale and specialty stores.

Sales and Marketing
-------------------

     The Company markets its products directly through its own sales and marketing organization and through a network of representatives and brokers. Outside the U.S., the Company's products are marketed through its Canadian and U.K. subsidiaries and distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company.

Manufacturing and Sourcing
--------------------------

     The Company manufactures most of its bakeware, cleaning and pest control and small animal care and control products. High volume kitchenware products (representing approximately 23% of kitchenware sales) are generally manufactured and assembled by the Company and the remainder are sourced from third parties. The Company utilizes a variety of standard manufacturing processes, including metal stamping, injection molding, mesh welding, wire forming and automatic staple setting. The Company regularly evaluates its manufacturing and third party sourcing options to maintain an appropriate balance of quality and cost.

Raw Materials and Components
----------------------------

     The Company purchases primary raw materials, including steel, wood, natural and synthetic fibers, sponges, corrugated boxes and card stock for packaging, from a number of suppliers, including several major steel companies. All of these materials are of a commodity nature and are subject to price fluctuations as supply and demand change which may adversely affect the Company's profitability. The Company also purchases components and complete products, primarily kitchen tools and gadgets, from several domestic and foreign suppliers. The Company believes that raw materials, component items and complete products are available from numerous other suppliers, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

Trademarks and Patents
----------------------

     The Company believes that its Ekco(R) trademark, as well as its Baker's Secret(R), Havahart(R), Victor(R), Wright-Bernet(TM) and VIA(TM) trademarks are significant to its competitive position. The Company holds a number of patents, none of which is believed to be material to the Company's business.

Competition
-----------

     The Company believes that the markets for all of its products are highly competitive and that competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price and availability.

Primary competitive factors with respect to selling such products to retailers are brand reputation, number of product categories offered, broad product coverage within each product category, support and service to the retailer and price.

     The Company competes with established companies, several of which have substantially greater resources than those of the Company. There are no substantial regulatory or other barriers to entry by new competitors in the housewares industry. However, suppliers that are able to maintain, or increase, the amount of retail space allocated to a product may gain a competitive advantage in that product market. The Company believes that the allocation of space by retailers is influenced by many factors, including brand name recognition by consumers, quality and price of the supplier's products, the level of service provided by the supplier and the supplier's ability to support promotions.

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

Seasonality
-----------

     Many of the Company's product categories are affected by seasonal consumer purchasing patterns, including holiday cooking and baking and spring cleaning. Historically, the Company's revenues in the last half of the fiscal year have been greater than in the first half. See Note 16 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding quarterly results of operations.

Backlog
-------

     Information as to backlog is not material to an understanding of the Company's business because most of the Company's net revenues result from short lead-time customer orders. The Company generally is able to fill orders from inventory, and has generally been able to adjust production levels to meet increases in customers' orders that cannot be filled from inventory.

Employees
---------

     As of December 29, 1996, the Company employed 1,213 persons in the U.S. including 147 employees of Plastics of whom 664 were represented under collective bargaining agreements which expire on dates ranging from October 1997 to February 2002. As of such date, the Company also employed 33 persons in Canada, 13 of whom were represented under a collective bargaining agreement which expires in July 1997, and four persons in the U.K. The Company considers its employee relations to be satisfactory.

Business Outlook
----------------

     This annual report on Form 10-K, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Exhibit 13 hereto, contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this annual report on Form 10-K. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.


Item 2.  PROPERTIES
------   ----------

     As of December 29, 1996, the Company owned or leased for use in its business the properties set forth in the table below:

                                                        Approximate        Owned or       Lease
Description of Property(1)(2)       Location           Square Footage       Leased       Expires
------------------------------------------------------------------------------------------------

Executive offices                   Nashua,                  8,000          Leased       11/06/97
                                    New Hampshire

Administrative offices              Franklin Park,         190,000          Leased       01/31/99
for the housewares division         Illinois
and warehousing and
distribution center for VIA
products

Manufacturing, warehousing          Massillon, Ohio        244,000          Owned        N/A
and distribution center for
bakeware

Warehousing and                     Bolingbrook,           260,000          Leased       06/30/02
distribution center for             Illinois               109,000          Leased       11/06/99
kitchen tools, gadgets,
bakeware and other Company
products

Manufacturing, warehousing,         Lititz,                330,000          Owned        N/A
distribution and office             Pennsylvania
facility for pest control
and small animal care and
control products

Manufacturing, warehousing,         Easthampton,           326,000          Owned        N/A
office and distribution             Massachusetts (3)
facility for brushes,
brooms and mops

Manufacturing, warehousing,         Worcester,             177,000          Owned        N/A
distribution and office             Massachusetts (4)
facility for molded plastic
products

Warehousing facility for            Worcester,             135,000          Leased       01/31/00
molded plastic products             Massachusetts (4)



                                                          Approximate       Owned or      Lease
Description of Property             Location              Square Footage    Lease        Expires
------------------------------------------------------------------------------------------------

Manufacturing, warehousing          Phoenix,               104,000          Owned         N/A
and distribution facility           Arizona (5)
for molded plastic products

Manufacturing, warehousing,         Hamilton, Ohio         100,000          Owned         N/A
distribution and office
facility for brushes,
brooms and mops

Manufacturing and                   Obregon,                27,000          Leased        02/03/98
warehousing facility for            Sonora, Mexico
kitchen tools and gadgets

Office and warehousing              Niagara Falls,          60,000          Owned         N/A
facility for products for           Ontario, Canada
sale and distribution in
Canada

Manufacturing and                   Nashville,              42,000          Leased        12/31/97
distribution facility for           Tennessee
institutional mop
and broom products

Office facility for VIA(TM)         Englewood Cliffs,        3,000          Leased        11/30/97
products                            New Jersey

Office facility for                 Caldicot, Gwent,         2,000          Leased        09/01/98
products for sale and               U.K.
distribution in the U.K.
-----------------------

(1) In addition to the properties listed in the table, as of December 29, 1996 the Company owned approximately 513,000 square feet of floor space which is being held for sale or lease. The Company leases other real properties not set forth above which, in the aggregate, are not deemed material.

(2) Substantially all of the properties owned by the Company are subject to mortgage liens granted in connection with the Company's Revolving Credit Facility. The Company believes that its properties are generally suitable and adequate for its purposes for the foreseeable future.

(3) The cleaning products manufacturing activities performed at the Company's Easthampton, Massachusetts facility are in the process of being consolidated into the Company's Hamilton, Ohio facility, and the Easthampton, Massachusetts property is being held for sale or lease.

(4) The Worcester, Massachusetts properties are associated with the discontinued operation of Plastics.

(5)  The Company sold its Phoenix, Arizona facility on January 17, 1997.


Item 3.  LEGAL PROCEEDINGS
------   -----------------

Litigation
----------

     The Company is a party to several pending legal proceedings and claims, including the matters described below. Although the outcome of such proceedings cannot be determined with certainty, the Company's management, after consultation with legal counsel, is of the opinion that the expected final outcome should not have a material adverse effect on the Company's financial position, results of operations or liquidity. In April 1996, the U.S. District Court for the Northern District of Ohio ruled that certain insulated bakeware products manufactured by the Company infringed a patent held by a third-party plaintiff. The Company ceased manufacturing such products in December 1995. In July 1996, the court enjoined the Company from infringing the patent and awarded the plaintiff a royalty of 2% of sales, or approximately $88,000. The Company believes that it is not liable for infringement, and in December 1996, the Company filed a notice of appeal, and thereafter, the third-party plaintiff filed a cross-appeal. The Company and its counsel believe that the Company has meritorious grounds for its appeal of the court's decision. The Company's management believes that the final outcome will not have a material adverse effect on the Company's financial position, results of operation or liquidity.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------  ---------------------------------------------------

     Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------
Name                    Age  Office Held
----                    ---  -----------

Malcolm L. Sherman      65   Chief Executive Officer, December 1996 to present;
                             Chairman of the Board, July 1996 to present; and
                             consultant to the Company, February 1993 to
                             December 1996. Mr. Sherman is Chairman of the Board
                             of Advisors of Gordon Brothers Partners, Inc. (a
                             group of companies which provide merchant and
                             financial services to the retail community as well
                             as serve as wholesalers and retailers of fine
                             jewelry) and has served in that capacity since
                             February 1993. He served as Chairman and Director
                             of K.T. Scott, Ltd. (a chain of wallpaper and
                             window treatment stores) from January 1991 to
                             August 1995, and President and Chief Executive
                             Officer of Morse Shoe, Inc. (a manufacturer,
                             importer and retailer of shoes) from January 1992
                             until December 1993. Previously, he was Chairman of
                             Channel Home Centers, Inc. (a chain of home
                             improvement stores), Regina Electric (a
                             manufacturer of vacuum cleaners) and, for many
                             years, Zayre Stores Inc. (a group of retail chain
                             stores).

Donato A. DeNovellis    52   Executive Vice President, October 1994  to
                             present; Chief Financial Officer, July 1993 to present; Vice
                             President, July 1993 to October 1994; Senior Vice President and
                             Chief Financial Officer of Ekco Housewares, Inc. from
                             September 1996 to present.  Prior to joining the Company,
                             Mr. DeNovellis served Xerox Corporation and its
                             subsidiary companies from 1980 to 1992 in a number of capacities, including the following: Managing Director from May 1992 to October 1992, and Executive Vice President and Chief Administrative Officer
                             from April 1991 to May 1992 of Crum & Forster, Inc. (a
                             property/casualty insurance holding company); and Senior Vice
                             President, Operations Analysis, from January 1990 to
                             April 1991 of Xerox Financial Services (a financial services company).

Jeffrey A. Weinstein    46   Executive Vice President, April 1985 to present; Secretary, February 1988 to present; General Counsel, October 1978 to present; and
                             President, Ekco Consumer Plastics, Inc., July 1996 to
                             present.



                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------
Name                    Age  Office Held
----                    ---  -----------

Stuart W. Cohen         50   Vice President, Strategic Planning and Business Development,
                             June 1995 to present.  Prior to joining the Company, from
                             May 1991 to December 1994 Mr. Cohen served as First Vice
                             President of Van Kampen Merritt, Inc. ("VKM") (an investment products and management firm), where he was responsible for strategic planning and business development.  From August
                             1986 to April 1991, Mr. Cohen was an investment banker and
                             Vice President, Mergers and Acquisitions, Capital Markets
                             Division of VKM.

Brian R. McQuesten      47   Vice President, February 1996 to present; and Controller, May 1987 to present.

Robert A. Varakian      41   Vice President of Marketing, July 1996 to present; Senior Vice
                             President--Marketing & Sales of Ekco Housewares, Inc.;
                             President of B. VIA International Housewares, Inc., October
                             1995 to present and from February 1994 to October 1994; and
                             President of Ekco Consumer Products, Ltd. from October 1994 to October 1995.  Prior to joining the Company, from 1983 to
                             February 1994 Mr. Varakian served M. Kamenstein, Inc. in a number of capacities, including Senior Vice President, Sales
                             & Marketing from 1988 to February 1994.

Susan M. Scacchi        32   Treasurer from February 1997 to present;
                             Vice President--Finance of Ekco Housewares, Inc.
                             from July 1996 to February 1997; Corporate
                             Accounting Manager from August 1994 to July 1996.
                             Prior to joining the Company, from January 1993 to August 1994,
                             Ms. Scacchi was an independent financial management consultant, and from July 1986 to September 1992 she served Coopers & Lybrand
                             (a financial accounting firm) in several positions, including
                             Manager--Business Investigative Services Practice from January 1990 to September 1992.


     The executive officers of the Company are elected annually by the Board of Directors and serve, subject to the provisions of any employment agreement between the executive and the Company, until their respective successors are chosen and qualified or until their earlier resignation or removal.

                                     Part II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   ---------------------------------------------------------------------

     The information set forth in the section entitled "Common Stock Price Range and Dividends" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA
------  -----------------------

     The information set forth in the section entitled "Selected Consolidated Financial Data" appearing in Exhibit 13 hereto is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in
Exhibit 13 hereto is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

     a) Directors - The information set forth in the section entitled "Election of Directors" appearing in the Company's definitive proxy statement with respect to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

     b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

     The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph") appearing in the Company's definitive proxy statement with respect to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------  --------------------------------------------------------------

     The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

     The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     Part IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------
                                                           Page Number in
                                                           Exhibit 13
                                                           --------------

(a) 1.         Financial Statements:
--- --         --------------------
               Report of independent auditors.............      35

               Consolidated balance sheets at December 29,
               1996 and December 31, 1995 ................      15

               Consolidated statements of operations for
               the fiscal years ended December 29, 1996,
               December 31, 1995 and January 1, 1995......      16

               Consolidated statements of stockholders'
               equity for the fiscal years ended
               December 29, 1996, December 31, 1995 and
               January 1, 1995............................      17

               Consolidated statements of cash flows
               for the fiscal years ended December 29, 1996,
               December 31, 1995 and January 1, 1995......      18

               Notes to consolidated financial
               statements.................................      19

                                                           Page Number in
                                                           Form 10-K
                                                           --------------
               Independent auditors' report...............      17



    2.         Financial Statement Schedule:
    --         ----------------------------

               VIII Valuation and Qualifying Accounts.....      18


Schedules other than that listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.

    3.        Exhibits:  (See Index to Exhibits beginning on page 19.)

(b) Reports on Form 8-K --
--- -------------------

On October 15 and December 5, 1996, the registrant filed reports on Form 8-K as of October 9, 1996 and December 9, 1996, respectively, to report under "Item 5. Other Events" the filing of two press releases announcing anticipated lower than expected third quarter and full year 1996 results and the appointment of Malcolm L. Sherman as Chief Executive Officer, respectively.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EKCO GROUP, INC.

                                   By: /s/MALCOLM L. SHERMAN
                                      -----------------------------------------
                                   Malcolm L. Sherman, Chief
                                   Executive Officer
                                   (Principal Executive Officer)
                                   Date: March 27, 1997

                                   By: /s/DONATO A. DeNOVELLIS
                                      -----------------------------------------
                                   Donato A. DeNovellis, Executive Vice
                                   President, Finance and Administration,
                                   and Chief Financial Officer
                                   (Principal Financial Officer)
                                   Date: March 27, 1997

                                   By: /s/BRIAN R. McQUESTEN
                                      -----------------------------------------
                                   Brian R. McQuesten, Vice President and
                                   Controller
                                   (Principal Accounting Officer)
                                   Date: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GEORGE W. CARMANY, III Director                    March 27, 1997
-------------------------
George W. Carmany, III

/s/MICHAEL G. FRIEZE      Director                    March 27, 1997
-------------------------
Michael G. Frieze

/s/AVRAM J. GOLDBERG      Director                    March 27, 1997
-------------------------
Avram J. Goldberg

/s/T. MICHAEL LONG        Director                    March 27, 1997
-------------------------
T. Michael Long

/s/STUART B. ROSS         Director                    March 27, 1997
-------------------------
Stuart B. Ross

/s/MALCOLM L. SHERMAN     Director                    March 27, 1997
-------------------------
Malcolm L. Sherman

/s/BILL W. SORENSON       Director                    March 27, 1997
-------------------------
Bill W. Sorenson

/s/HERBERT M. STEIN       Director                    March 27, 1997
-------------------------
Herbert M. Stein

/s/JEFFREY  A. WEINSTEIN  Director                    March 27, 1997
-------------------------
Jeffrey A. Weinstein

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Ekco Group, Inc.


     Under date of January 31, 1997, we reported on the consolidated balance sheets of Ekco Group, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended December 29, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)2 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.




                                            /s/ KPMG Peat Marwick LLP




Boston, Massachusetts
March 24, 1997

                      EKCO GROUP, INC. AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                            (Amounts in thousands)

<Captions>

------------------------------------------------------------------------------------------------------------------------------------
  Column A                       Column B                 Column C                          Column D               Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                   --Additions to reserves--       --Deductions from reserves--
                                 Balance at        Additions       Charged to       Settlements                    Balance
                                 beginning         charged to        other               or            Write-      at close
    Description                  of period       income or loss     accounts          payments          offs       of period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 1996:
 Allowance for doubtful
  accounts                        $  948            $   130          $    -            $    -          $  318       $  760
 Provisions related to
  consolidation of
  cleaning business                    -              4,921               -                 -           3,224        1,697
 Provision for disposal of
  discontinued operations              -              5,500               -                 -               -        5,500
                                  ------            -------          ------            ------          ------       ------
                                  $  948            $10,551          $    -            $    -          $3,542       $7,957
                                  ======            =======          ======            ======          ======       ======
Year Ended December 31, 1995:
 Allowance for doubtful
  accounts                        $1,395            $  (290)         $    -            $    -          $  157       $  948
 Reserves related to plant
  consolidations                   3,305                  -               -             3,305               -            -
                                  ------            -------          ------            ------          ------       ------
                                  $4,700            $  (290)         $    -            $3,305          $  157       $  948
                                  ======            =======          ======            ======          ======       ======
Year Ended January 1, 1995:
 Allowance for doubtful
  accounts                        $1,473            $   165          $    -            $    -          $  243       $1,395
Provisions related to
  restructuring/reorganization
  and excess facilities cost       8,323                  -               -             5,018               -        3,305
                                  ------            -------          ------            ------          ------       ------
                                  $9,796            $   165          $    -            $5,018          $  243       $4,700
                                  ======            =======          ======            ======          ======       ======

                                INDEX TO EXHIBITS


Exhibit
Number      Exhibit Description
-------------------------------

3.1(i)(a)   Restated Certificate of Incorporation dated February 17, 1987, as amended, originally filed as Exhibit 3.1(a) to Form 10-K for the year ended December 31, 1989 (incorporated herein by reference to Exhibit 3.1(i)(a) to Form 10-K for the year ended
            December 31, 1995).

3.1(i)(b)   Certificate of Designations of Series A Junior Participating
            Preferred Stock, originally filed as Exhibits 3.1(b) and 4.2(c) to Form 10-K for the year ended December 28, 1986, included in
            Exhibit 4.1 (incorporated herein by reference to Exhibit 3.1(b) to Form 10-K for the year ended January 1, 1995).

3.1(i)(c)   Certificate of Designations of Series B ESOP Convertible
            Preferred Stock, originally filed as  Exhibit 3.1(d) to Form
            10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 3.1(c) to Form 10-K for the year ended
            January 1, 1995).

3.1(ii)     By-laws as currently in effect.

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

4.2(a) Indenture dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries and Fleet National Bank of Connecticut
            (incorporated herein by reference to Exhibit
            4.2(a) to Form 10-K for the year ended December
            31, 1995).

4.2(b) Form of 9 1/4% Senior Note due 2006, included in Exhibit 4.2(a)(incorporated herein by reference to Exhibit 4.2(b) to Form 10-K for the year ended December 31, 1995).

4.2(c) Registration Rights Agreement dated as of March 25, 1996 among the registrant, its U.S. operating subsidiaries, Bear, Stearns & Co. Inc. and Smith Barney Inc. (incorporated herein by reference to Exhibit 4.2(c) to Form 10-K for the year ended December 31,
            1995).

4.3 Ekco Group, Inc. Dividend Reinvestment and Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to Form 10-K for the year ended December 31, 1995).

10.1(a)* 1984 Restricted Stock Purchase Plan, as amended, originally filed as Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991.

10.1(b)* 1985 Restricted Stock Purchase Plan, as amended, originally filed as Exhibit 10.3(a) to Form
            10-K for the year ended December 29, 1991.

10.1(c)(1)* Form of Restricted Stock Purchase Agreement, as
            amended (incorporated herein by reference to Exhibit 10.1(b) to Form 10-K for the year ended
            January 1, 1995 and Exhibit 10.1(c)(3) to Form
            10-K for the year ended December 31, 1995).

10.1(c)(2)  Schedule to Form of Restricted Stock Purchase Agreement.

10.1(d)(1)* Form of Restricted Stock Purchase Agreement, as
            amended, for the quarterly purchase of
            restricted stock (incorporated by reference to Exhibit 10.1(d) to Form 10-K for the year ended
            December 31, 1995).

10.1(d)(2)  Schedule to Form of Restricted Stock Purchase Agreement, as amended.

10.2(a)(1)* 1987 Stock Option Plan, as amended.

10.2(a)(2)* Form of incentive stock option and non-qualified stock option agreements (incorporated herein by reference to Exhibit 10.11(a) to Form 10-K for the year ended December 29, 1991).

10.2(b)(1)* Form of Non-Qualified Stock Option and
            Repurchase Agreement dated as of September 8,
            1987, as amended (incorporated herein by reference to Exhibit 10.1(b)(1) to Form 10-K for the year ended December 31, 1995).


10.2(b)(2)  Schedule to Form of Non-Qualified Stock Option and Repurchase
            Agreement, as amended.

10.2(c)(1)* Form of Non-Qualified Stock Option and
            Repurchase Agreement dated various dates, as amended (incorporated herein by reference to Exhibit 10.2(b)(2)(i) to Form 10-K for the year ended December 31, 1995).

10.2(c)(2)  Schedule to Form of Non-Qualified Stock Option and Repurchase
            Agreement, as amended.

10.2(d)(1)* Form of Incentive Stock Option Agreement with Robert
            Varakian dated as of February 4, 1994, January 24, 1995, and February 6, 1996 (incorporated herein by reference to Exhibit 10.3(d) to Form 10-K for the year ended January 1995).

10.2(d)(2)  Schedule to Form of Incentive Stock Option Agreement.

10.2(e)* Form of Non-Qualified Stock Option Agreement dated as of February 5, 1997.

10.3(a)* Form of Indemnity Agreement for officers and directors (incorporated herein by reference to Exhibit 10.3(c) to Form 10-K for the year ended
            January 1, 1995).

10.3(b)     Schedule to Form of Indemnity Agreement.

10.4* Ekco Group, Inc. 1988 Directors' Stock Option Plan, originally filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1989, as amended (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1995).

10.5(a)(1)* Ekco Group, Inc. Employees' Stock Ownership
            Plan ("ESOP") effective as of January 1, 1989, originally filed as Exhibit 10.13(a) to Form
            10-K for the year ended January 1, 1989, as amended (incorporated herein by reference to Exhibits 10.6(a)(1) and (2) to Form 10-K for the year ended January 1, 1995).

10.5(a)(2)* Amendment to ESOP dated May 26, 1995.

10.5(a)(3)* Amendment to ESOP dated November 6, 1996.

10.5(b)     ESOP Loan Agreement dated as of October 1,
            1990, originally filed as Exhibit 10.10(c) to Form 10-K for the year ended December 30, 1990
            (incorporated herein by reference to Exhibit
            10.5(b) to Form 10-K for the year ended
            December 31, 1995).

10.5(c)     ESOP Loan Agreement dated as of March 30, 1995
            (incorporated herein by reference to Exhibit
            10.5(c) to Form 10-K for the year ended
            December 31, 1995).

10.6*       Employment Agreement with Malcolm L. Sherman dated December 4,
            1996.

10.7* Amended and Restated Employment Agreement with Donato A. DeNovellis dated as of May 25, 1995, as amended (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended October 1, 1995, Exhibit 10.9(b) to Form 10-Q for the period ended June 30, 1996 and Exhibit 10.10 hereinbelow).

10.8* Amended and Restated Employment Agreement with Jeffrey A. Weinstein dated as of May 25, 1995 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended October 1, 1995 and Exhibit 10.10 hereinbelow).

10.9* Employment Agreement with Stuart W. Cohen dated as of June 12, 1995 (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended October 1, 1995).

10.10* Form of Amendment to Employment Agreement with Donato A. DeNovellis and Jeffrey A. Weinstein.

10.11*      Employment Agreement with Robert Varakian dated as of September
            25, 1996.

10.12* Ekco Group, Inc. Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and Subsidiaries, as amended (incorporated herein by reference to Exhibit 10.9 to Form 10-K for the year ended December 29, 1991 and Exhibit 10.12(b) to Form 10-K for the year ended January 1, 1995).

10.13* 1995 Restatement of Incentive Compensation Plan for Executive Employees of Ekco Group, Inc. and its Subsidiaries, as amended (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 1, 1995 and Exhibit 10.1 to Form 10-Q for the quarterly period ended September 29, 1996).

10.14*      Ekco Group, Inc. Supplemental Executive
            Retirement Plan dated as of July 1, 1992
            (incorporated herein by reference to Exhibit
            10.13 to Form 10-K for the year ended January
            2, 1994).

10.15(a)*   Form of Split Dollar Agreement (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 2,
            1994).

10.15(b)    Schedule to Form of Split Dollar Agreement.

10.16(a)*   Ekco Group, Inc. Amended 1996 Performance Unit Rights Award
            Plan.

10.16(b)*   Form of Award Agreement dated as of September 25, 1996
            (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the period ended September 29, 1996).

10.16(c)*   Form of Award Agreement dated as of December 4, 1996 with Robert
            Stein.

10.17*      Severance agreement dated December 4, 1996 with Robert
            Stein.

10.18 Standstill Agreement with Stephen Weinroth dated as of March 30, 1987, originally filed as Exhibit 10.15 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 3,
            1993).

10.19 Standstill Agreement with G. Chris Andersen dated as of March 30, 1987, originally filed as Exhibit 10.17 to Form 10-K for the year ended December 28, 1986 (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended January 3,
            1993).

10.20(a) Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc., originally filed as Exhibit 2.2 to Form 8-K as of October 23, 1987 (incorporated herein by reference to Exhibit 10.15(a) to Form 10-K for the year ended January 3, 1993).

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

10.22(a) Credit Agreement dated as of April 11, 1995 among the registrant, Ekco Housewares, Inc., Frem Corporation (now Ekco Consumer Plastics, Inc.), Fleet Bank of Massachusetts, N.A., as agent, and the Lenders party thereto, as amended (incorporated herein by reference to Exhibit 10.28 to Form 10-Q for the quarterly period ended April 2, 1995; Exhibit 10.28(b) to Form 8-K as of December 31, 1995; and Exhibit 10.23(c) to Form 10-K for the year ended December 31, 1995).

10.22(b)    Third Amendment to Credit Agreement dated as of November 13, 1996.

11 Statement re: computation of per share earnings. (Reference is made to Note 12 of Notes to Consolidated Financial Statements in
            Exhibit 13 hereto.)

13 1996 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and
            Dividends," "Selected Consolidated Financial
            Data," "Management's Discussion and Analysis of
            Results of Operations and Financial Condition,"
            "Consolidated Balance Sheets," "Consolidated
            Statement of Operations," "Consolidated
            Statements of Stockholders' Equity,"
            "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and
            "Report of Independent Auditors").

21          Subsidiaries of the registrant.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.

Schedules to Exhibits 10.21 and 10.22 will be supplied upon request by the Commission.


THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE
FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO SUSAN M. SCACCHI, TREASURER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996


Exhibit No.   Description
----------    -----------

3.1(ii) By-laws as currently in effect, originally filed as Exhibit 3.2 to Form 10-K for the year ended December 29, 1991.

10.1(a)* 1984 Restricted Stock Purchase Plan, as amended, originally filed as Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1991.

10.1(b)* 1985 Restricted Stock Purchase Plan, as amended, originally filed as Exhibit 10.3(a) to Form
              10-K for the year ended December 29, 1991.

10.1(c)(2)*   Schedule to Form of Restricted Stock Purchase Agreement.

10.1(d)(2)    Schedule to Form of Restricted Stock Purchase Agreement, as
              amended.

10.2(a)(1)*   1987 Stock Option Plan, as amended.

10.2(b)(2)    Schedule to Form of Non-Qualified Stock Option and Repurchase
              Agreement, as amended.

10.2(c)(2)    Schedule to Form of Non-Qualified Stock Option and Repurchase
              Agreement, as amended.

10.2(d)(2)    Schedule to Form of Incentive Stock Option Agreement.

10.2(e)* Form of Non-Qualified Stock Option Agreement dated as of February 5, 1997.

10.3(b)       Schedule to Form of Indemnity Agreement.

10.5(a)(2)    Amendment to ESOP dated May 26, 1995.

10.5(a)(3)    Amendment to ESOP dated November 6, 1996.

10.6*         Employment Agreement with Malcolm L. Sherman dated
              December 4, 1996.

10.10         Form of Amendment to Employment Agreement with Donato A.
              DeNovellis and Jeffrey A. Weinstein.

10.11* Employment Agreement with Robert Varakian dated as of September 25, 1996.

10.15(b)*     Schedule to Form of Split Dollar Agreement.

10.16(a)*     Ekco Group, Inc. Amended 1996 Performance Unit Rights Award
              Plan.

10.16(c)*     Form of Award Agreement dated as of December 4, 1996 with Robert
              Stein.

10.17*        Severance agreement dated December 4, 1996 with Robert
              Stein.

10.22(b)      Third Amendment to Credit Agreement dated as of November 13, 1996.

11 Statement re: computation of per share earnings. (Reference is made to Note [12] of Notes to Consolidated Financial Statements in Exhibit 13 hereto.)

13 1996 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements", and "Report of Independent Auditors").

21            Subsidiaries of the registrant.

23            Consent of KPMG Peat Marwick LLP.

27            Financial Data Schedule.

-------------------------------------------------------------------------------
(1) Numbered in accordance with Item 601 of Regulation S-K.
(2) An asterisk (*) denotes the Company's management contracts or compensatory plans or arrangements.