Form 10-Q
period 1997-03-30
EKCO GROUP INC /DE/
filed 1997-05-14
CIK 18827

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended MARCH 30, 1997
                                               --------------

                          Commission File Number 1-7484
                                                 ------

                                EKCO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            11-2167167
           --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



                 98 SPIT BROOK ROAD, NASHUA, NEW HAMPSHIRE 03062
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

As of May 5, 1997, there were issued and outstanding 18,912,653 shares of common stock of the registrant.

PART I
ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             MARCH 30,      DECEMBER 29,
                                                               1997             1996
                                                             ---------      ------------
                                                            (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                  $ 28,657       $ 15,706
   Accounts receivable, net                                     34,779         42,182
   Inventories                                                  55,354         47,422
   Other current assets                                          6,497          6,180
   Net assets of discontinued operations                         2,766         17,030
   Deferred income tax                                          10,947         10,857
                                                              --------       --------
         Total current assets                                  139,000        139,377

Property and equipment, net                                     34,242         34,998
Other assets                                                     8,458          6,569
Excess of cost over fair value of net assets
 acquired, net                                                 110,209        111,132
                                                              --------       --------
         Total assets                                         $291,909       $292,076
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                           $ 15,897       $ 18,395
   Accrued expenses                                             28,859         28,688
   Income taxes                                                  4,978          2,651
                                                              --------       --------
          Total current liabilities                             49,734         49,734
                                                              --------       --------

Long-term obligations, less current portion                    124,204        124,182
                                                               -------        --------
Other long-term liabilities                                     11,347         11,052
                                                              --------       --------
Series B ESOP Convertible Preferred Stock, net;
 outstanding 1,391 shares and 1,439 shares,
 respectively, redeemable at $3.61 per share                     4,156          4,098
                                                              --------       --------
Commitments and contingencies                                        -              -
Minority interest                                                  494            495
                                                              --------       --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
    18,717 shares and 18,580 shares,
    respectively                                                   187            186
   Capital in excess of par value                              108,051        107,622
   Cumulative translation adjustment                               844            869
   Retained earnings (deficit)                                  (2,360)        (1,352)
   Unearned compensation                                        (2,901)        (2,963)
   Pension liability adjustment                                 (1,847)        (1,847)
                                                              --------       --------
                                                               101,974        102,515
                                                              --------       --------

         Total liabilities and stockholders' equity           $291,909       $292,076
                                                              ========       ========


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                1997        1996
                                                                ----        ----


Net revenues                                                  $53,888     $51,090
                                                              -------     -------
Costs and expenses
   Cost of sales                                               36,870      35,451
   Selling, general and administrative                         14,900      12,569
   Special charge                                                 294           -
   Amortization of excess of cost over fair value                 909         909
                                                              -------     -------
                                                               52,973      48,929
                                                              -------     -------
Income before interest and income taxes                           915       2,161
                                                              -------     -------
Net interest
   Interest expense                                             3,135       3,026
   Investment income                                             (270)        (90)
                                                              -------     -------
                                                                2,865       2,936
                                                              -------     -------

Loss from continuing operations before income taxes            (1,950)       (775)
   and extraordinary charge

Income taxes (benefit)                                           (942)       (744)
                                                              -------     -------

Loss from continuing operations before extraordinary charge    (1,008)        (31)

Loss from discontinued operations, net of tax benefit
   of $410                                                          -        (347)
                                                              -------     -------

Loss before extraordinary change                               (1,008)       (378)

Extraordinary charge for early retirement of debt,
   net of tax benefit of $2,139                                     -      (3,208)
                                                              -------     -------

Net income (loss)                                             $(1,008)    $(3,586)
                                                              =======     =======

Loss per common share
   Loss from continuing operations
     before extraordinary charge                              $  (.05)    $     -
   Loss from discontinued operations                                -        (.02)
   Loss before extraordinary charge                              (.05)       (.17)
                                                              -------     -------
   Loss per common share                                      $  (.05)    $  (.19)
                                                              =======     =======

Weighted average number of shares used in
   computation of per share data                               18,688      18,410
                                                              =======     =======


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              1997             1996
                                                              ----             ----
Cash flows from operating activities
  Net loss                                                  $(1,008)       $  (3,586)
  Adjustments to reconcile net income to net cash
    provided by (used for) operations
      Depreciation                                            1,871            1,877
      Amortization of excess of cost over fair value            909              909
      Amortization of deferred finance costs                    136              106
      Other amortization                                      1,152            1,604
      Special charges                                           294                -
      Loss from discontinued operations
      Extraordinary charge                                        -            3,208
      Other                                                      36             (152)
      Changes in certain assets and liabilities, net of
        effects from acquisition of business, affecting
        cash provided by operations
          Accounts receivable                                 7,269            4,367
          Inventories                                        (8,003)          (4,074)
          Prepaid marketing costs                            (1,167)            (600)
          Other assets                                          (39)          (2,415)
          Accounts payable and accrued expenses              (4,216)          (4,467)
          Income taxes payable                                2,325            1,761
                                                            -------        ---------

Net cash provided by (used in) operating activities
  Continuing operations                                        (441)          (1,462)
  Discontinued operations                                    14,264            2,039
                                                            -------        ---------
          Net cash provided by operating activities          13,823              577
                                                            -------        ---------
Cash flows from investing activities
  Proceeds from sale of property and equipment                  100                6
  Capital expenditures for continuing operations             (1,240)          (1,580)
  Capital expenditures for discontinued operations                -             (545)
                                                            -------        ---------
          Net cash used in investing activities              (1,140)          (2,119)
                                                            -------        ---------

Cash flows from financing activities
  Proceeds from issuance of notes payable and
    long-term obligations                                         -          120,504
  Proceeds from sale of investment held as collateral             -                -
  Payment of dividends                                            -             (398)
  Payment of notes and long-term obligations                      -         (118,005)
  Other                                                         283              101
                                                            -------        ---------
          Net cash provided by (used in) financing
            activities                                          283            2,202
Effect of exchange rate changes on cash                         (15)               1
                                                            -------        ---------
Net increase in cash and cash equivalents                    12,951              661
Cash and cash equivalents at beginning of year               15,706              142
                                                            -------        ---------
Cash and cash equivalents at end of period                  $28,657        $     803
                                                            =======        =========

Cash paid during the period for
  Interest                                                  $    32        $   3,553
  Income taxes                                               (3,179)          (1,018)


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

(2)  DISCONTINUED OPERATIONS

     On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the quarterly period ended March 30, 1997 (the "First Quarter of Fiscal 1997") the Company sold substantially all of the assets of its molded plastics products business for cash proceeds of approximately $14.3 million and a $2.0 million promissory note. The approximately $2.8 million of net assets of discontinued operations at March 30, 1997 consists principally of the Company's molded plastic product manufacturing facility in Worcester, Massachusetts. The Company has leased this facility under a five year lease with annual lease payments of approximately $500,000. On April 28, 1997, the Company entered into a purchase and sale agreement to sell the Worcester, Massachusetts facility for approximately $3 million.

                     EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  DISCONTINUED OPERATIONS CONTINUED


     Net assets of discontinued operations classified separately in the consolidated condensed balance sheets as of December 29, 1996 are as follows:
(Amounts in thousands)

Accounts receivable, net                 $ 4,210
Inventories                                6,138
Prepaid expenses and other assets             67
Property and equipment, net               16,743
Accounts payable                          (2,416)
Accrued expenses                          (2,212)
Loss of disposal                          (5,500)
                                         -------
                                         $17,030
                                         =======

     Certain information with respect to statement of operations from discontinued operations for the three months ended March 31, 1996 follows:
(Amounts in thousands)

Net revenues                             $5,871
                                         ------
Cost of sales                             5,638
Selling, general and administrative         790
Goodwill amortization                       200
                                         ------
                                          6,628
                                         ------
Loss before income tax benefit            (757)
Income tax benefit                         (410)
                                         ------
Loss from discontinued operations        $ (347)
                                         ======


(3)  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:

                                         MARCH 30, 1997    DECEMBER 29, 1996
                                         --------------    -----------------
                                             (AMOUNTS IN THOUSANDS)

     Accounts receivable                     $35,636            $42,942
     Allowance for doubtful accounts            (857)              (760)
                                             -------            -------
                                             $34,779            $42,182
                                             =======            =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(4)  INVENTORIES

     The components of inventory were as follows:

                      MARCH 30, 1997   DECEMBER 29, 1996
                      --------------   -----------------
                           (AMOUNTS IN THOUSANDS)

     Raw materials       $10,736           $ 9,628
     Work in process       3,648             3,253
     Finished goods       40,970            34,541
                         -------           -------
                         $55,354           $47,422
                         =======           =======

(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                         MARCH 30, 1997   DECEMBER 29, 1996
                                         --------------   -----------------
                                              (AMOUNTS IN THOUSANDS)

      Property and equipment at cost
        Land, buildings and improvements    $14,715            $14,623
        Equipment, factory and other         59,630             58,963
                                            -------            -------
                                             74,345             73,586
      Less accumulated depreciation          40,103             38,588
                                            -------            -------
                                            $34,242            $34,998
                                            =======            =======

(6)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $29,599 and $28,690 as of March 30, 1997 and December 29, 1996, respectively.

(7)  INCOME TAXES

     The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization which is not deductible for tax purposes. The Company's effective tax rate as reported in its latest annual report on Form 10-K was 787% for the year ended December 29, 1996. The anticipated effective rate for fiscal 1997 is 48%.

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                             MARCH 30, 1997    DECEMBER 29, 1996
                                             --------------    -----------------
                                                   (AMOUNTS IN THOUSANDS)

     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
            $3.61 per share                     $ 5,050            $ 5,196
     Unearned compensation                         (894)            (1,098)
                                                -------            -------
                                                $ 4,156            $ 4,098
                                                =======            =======

(9)  COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                  MARCH 30, 1997       DECEMBER 29, 1996
                                  --------------       -----------------
                                         (AMOUNTS IN THOUSANDS)

     Authorized shares                60,000                60,000
                                      ======                ======

     Shares issued                    28,134                27,997
     Shares held in treasury           9,417                 9,417
                                      ------                ------
                                      18,717                18,580
                                      ======                ======

(10) LOSS PER COMMON SHARE

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

                                                      THREE MONTHS ENDED
                                                MARCH 30, 1997      MARCH 31, 1996
                                                --------------      --------------
                                                    (AMOUNTS IN THOUSANDS)

     Weighted average shares of common
       stock outstanding during the period         18,688                 18,410
     Series B ESOP Convertible Preferred
       Stock                                anti-dilutive          anti-dilutive
     Weighted average common equivalent
       shares due to stock options          anti-dilutive          anti-dilutive
                                            -------------          -------------
                                                   18,688                 18,410
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

     ENVIRONMENTAL MATTERS

     From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts; Lititz, Pennsylvania; Chicago, Illinois and at its previously owned facility in Hudson, New Hampshire hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

     In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.8 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $12,500 for Fiscal 1997 and $12,500 to $25,000 for each of the 30 years thereafter. As of March 30, 1997, the liability recorded by the Company was approximately $3.5 million. Although the current estimated costs of remediation are less than the liability recorded at March 30, 1997, the Company does not consider any adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $110,500 of the remediation costs in the current year

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


ENVIRONMENTAL MATTERS CONTINUED

("Fiscal 1997") with the balance being paid out in fiscal 1998 and 1999. During the first quarter of Fiscal 1997, the Company paid approximately $6,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

(12) SPECIAL CHARGE

     The special charge relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former Chief Executive Officer pursuant to a December 1996 severance arrangement.


(13) EXTRAORDINARY CHARGE

     On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 at a price of 99.2291% of face value in a private offering to institutional investors. The Company used the net proceeds of the Senior Notes to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) repay substantially all amounts outstanding under its revolving credit facility. The early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note resulted in an extraordinary pre-tax charge of $5.3 million and an after tax charge of $3.2 million.

\


                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the thirteen week period ended March 30, 1997 (the "First Quarter of Fiscal 1997") and March 31, 1996 (the "First Quarter of Fiscal 1996") and the financial condition at March 30, 1997 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

     Net revenues for the First Quarter of Fiscal 1997 increased approximately $2.8 million (5.5%) from the comparable prior year period. The increase in net revenues was primarily due to higher sales of the Company's insulated bakeware line due to product line expansion introduced in early 1996, increased sales of kitchen tools and gadgets resulting from the roll-out of new plan-o-grams at several key customers, a high level of acceptance of new products introduced during fiscal 1996 and increased sales of the Company's animal care and pest control products. Net revenues for the First Quarter of Fiscal 1996 included net revenues of $1.6 million from the Company's wireforming business, which was divested in the fourth quarter of Fiscal 1996.

GROSS PROFIT

     The Company's gross profit margin improved from 30.6% in the First Quarter of Fiscal 1996 to 31.6% for the First Quarter of Fiscal 1997. The improvement in gross margin was due primarily to successful efforts in obtaining lower purchase costs for the Company's kitchen tools and gadgets products and improvement in bakeware manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased approximately $2.3 million (18.5%) from the comparable prior year period. The increase in selling, general and administrative expenses was due primarily to increased investments for the development of new products, improved packaging and the development of selling and marketing materials, as well as the acceleration of the timing of these expenditures to earlier in the year and increased selling expenses attributable to higher year-over-year sales.

EXTRAORDINARY CHARGE

     On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 at a price of 99.2291% of face value in a private offering to institutional investors. The Company used the net proceeds of the Senior Notes to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) repay substantially all amounts outstanding under its revolving credit facility. The early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note resulted in an extraordinary pre-tax charge of $5.3 million and an after tax charge of $3.2 million.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter of Fiscal 1997, the Company generated approximately $14.3 million in cash from the sale of the assets of its molded plastic products business. This amount was used to fund operations and capital expenditures of approximately $1.2 million.

     On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K, the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the quarterly period ended March 30, 1997 (the "First Quarter of Fiscal 1997"), the Company sold substantially all of the assets of its molded plastics products business for cash proceeds of approximately $14.3 million and a $2.0 million promissory note. The approximate $2.8 million of net assets of discontinued operations at March 30, 1997 consists principally of the Company's molded plastics products manufacturing facility in Worcester, Massachusetts. The Company has leased this facility under a five year lease with annual lease payments of approximately $500,000. On April 28, 1997, the Company entered into a purchase and sale agreement to sell the Worcester, Massachusetts facility for approximately $3 million.

     The $7.4 million decline in accounts receivable from the $42.2 million at December 29, 1996, was offset by $7.9 million growth in the Company's inventories. The accounts receivable decline was primarily due to the seasonality of net revenues. The increase in inventory was partially due to seasonality, a planned increase in inventories to facilitate higher service levels and an accumulation of safety stock relating to the consolidation of the Company's cleaning products manufacturing facilities. As reported in the Company's latest report on Form 10-K, the Company will combine the manufacturing of cleaning products currently located in Easthampton, Massachusetts into the existing cleaning products manufacturing facility in Hamilton, Ohio. The consolidation is expected to be completed during the fourth quarter of Fiscal 1997. It is expected that there will be additional operating expenses of approximately $1.5 million associated with the orderly transition of manufacturing activities to the Hamilton, Ohio facility. During the First Quarter of Fiscal 1997 additional consolidation costs incurred were insignificant.

     At March 30, 1997, the Company was not in compliance with certain covenants of its revolving credit facility and such noncompliance has been waived. The Company is currently renegotiating with its lender modifications to certain covenants and conditions of the revolving credit facility. At March 30, 1997, $17.0 million was available for general corporate purposes under the revolving credit facility net of $11.0 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

     The Company has provided approximately $3.5 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with facilities owned or occupied by the Company's cleaning products business. The Company believes this provision is adequate, but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior information as required under the statement. The Company has determined that if the FASB No. 128 had been applied for the first quarter ending March 30, 1997 the impact on earnings per share as currently stated would have been immaterial.

BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements made pursuant to the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate, especially when measured on a quarterly basis. These forward looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

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

ENVIRONMENTAL REGULATION AND CLAIMS

     From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 11 of Notes to Consolidated Condensed Financial Statements hereinabove); Lititz, Pennsylvania; Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 2.  CHANGES IN SECURITIES

     On March 21, 1997, the registrant amended its preferred share purchase Rights Agreement which was originally adopted by the registrant on March 27, 1987 (the "Rights Plan"). The amendment extended the term of the Rights Plan from April 9, 1997 to March 21, 2007 and adjusted the exercise price of the Rights issuable under the Rights Plan from $20 to $30.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit:

     4.1 Amended and Restated Rights Agreement dated as of March 21, 1997 between Ekco Group, Inc. and American Stock Transfer & Trust Company, including form of Rights Certificate (incorporated herein by reference to Exhibit 4.1 to Form 8-K as of March 21, 1997).

    10.1 Subordinated Promissory Note dated March 28,1997 made by Austin Products, Inc. to Ekco Consumer Plastics, Inc.

    27    Financial Data Schedule

(b)  Reports on Form 8-K: None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        EKCO GROUP, INC.
                                               ---------------------------------
                                                         (Registrant)






Date:  May 12, 1997                          By: /s/ Malcolm L. Sherman
       ------------------------------            -------------------------------
                                                 Malcolm L. Sherman
                                                 Chairman and
                                                 Chief Executive Officer




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

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997





EXHIBIT NO.    DESCRIPTION
-----------    -----------

10.1 SUBORDINATED PROMISSORY NOTE DATED MARCH 28, 1997 MADE BY AUSTIN PRODUCTS, INC. TO EKCO CONSUMER PLASTICS, INC.

27             FINANCIAL DATA SCHEDULE