Form 10-Q
period 1997-06-29
EKCO GROUP INC /DE/
filed 1997-07-31
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For quarterly period ended JUNE 29, 1997
                                                -------------

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

As of July 30, 1997, there were issued and outstanding 18,979,709 shares of common stock of the registrant.


PART I
ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               JUNE 29,                DECEMBER 29,
                                                                                 1997                      1996
                                                                               --------                ------------
                                                                             (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                   $ 12,968                  $ 15,706
   Accounts receivable, net                                                      36,747                    42,182
   Inventories                                                                   68,710                    47,422
   Other current assets                                                           6,259                     6,180
   Net assets of discontinued operations                                          2,730                    17,030
   Deferred income tax                                                           10,947                    10,857
                                                                               --------                  --------
         Total current assets                                                   138,361                   139,377

Property and equipment, net                                                      34,625                    34,998
Other assets                                                                      7,930                     6,569
Excess of cost over fair value of net assets
   acquired, net                                                                109,287                   111,132
                                                                               --------                  --------
         Total assets                                                          $290,203                  $292,076
                                                                               ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                            $ 14,968                  $ 18,395
   Accrued expenses                                                              28,248                    28,688
   Income taxes                                                                   5,340                     2,651
                                                                               --------                  --------
          Total current liabilities                                              48,556                    49,734
                                                                               --------                  --------

Long-term obligations, less current portion                                     124,226                   124,182
                                                                               --------                  --------
Other long-term liabilities                                                      10,410                    11,052
                                                                               --------                  --------
Series B ESOP Convertible Preferred Stock, net;
   outstanding 1,381 shares and 1,439 shares,
   respectively, redeemable at $3.61 per share                                    4,298                     4,098
                                                                               --------                  --------
Commitments and contingencies                                                         -                         -
Minority interest                                                                   494                       495
                                                                               --------                  --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     18,941 shares and 18,580 shares,
     respectively                                                                   189                       186
   Capital in excess of par value                                               108,608                   107,622
   Cumulative translation adjustment                                                785                       869
   Retained earnings (deficit)                                                   (2,657)                   (1,352)
   Unearned compensation                                                         (2,859)                   (2,963)
   Pension liability adjustment                                                  (1,847)                   (1,847)
                                                                               --------                  --------
                                                                                102,219                   102,515
                                                                               --------                  --------

         Total liabilities and stockholders' equity                            $290,203                  $292,076
                                                                               ========                  ========

The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    -----------------------         -------------------------
                                                                      1997            1996            1997             1996
                                                                    -------         -------         --------         --------

Net revenues                                                        $57,510         $50,606         $111,398         $101,696
                                                                    -------         -------         --------         --------

Costs and expenses
     Cost of sales                                                   39,158          34,573           76,028           70,024
     Selling, general and administrative                             14,845          13,306           29,745           25,875
     Special charge                                                     320               -              614                0
     Amortization of excess of cost over
       fair value                                                       907             908            1,816            1,817
                                                                    -------         -------         --------         --------
                                                                     55,230          48,787          108,203           97,716
                                                                    -------         -------         --------         --------
Income before interest and income taxes                               2,280           1,819            3,195            3,980
                                                                    -------         -------         --------         --------

Net interest
     Interest expense                                                 3,118           3,161            6,253            6,187
     Investment income                                                 (260)             (9)            (530)             (99)
                                                                    -------         -------         --------         --------
                                                                      2,858           3,152            5,723            6,088
                                                                    -------         -------         --------         --------
Loss from continuing operations before
     income taxes and extraordinary charge                             (578)         (1,333)          (2,528)          (2,108)

Income tax benefit                                                     (281)         (1,004)          (1,223)          (1,748)
                                                                    -------         -------         --------         --------

Loss from continuing operations before
     extraordinary charge                                              (297)           (329)          (1,305)            (360)

Loss from discontinued operations, net
     of tax benefit of $76 and $486                                       0            (206)               0             (553)
                                                                    -------         -------         --------         --------

Loss before extraordinary charge                                       (297)           (535)          (1,305)            (913)

Extraordinary charge for early retirement
     of debt, net of tax benefit of $2,139                                -               -                -           (3,208)
                                                                    -------         -------         --------         --------

Net loss                                                            $  (297)        $  (535)        $ (1,305)        $ (4,121)
                                                                    =======         =======         ========         ========

Loss per common share
     Loss from continuing operations before
       extraordinary charge                                         $ (0.02)        $ (0.02)        $  (0.07)        $  (0.02)
     Loss from discontinued operations                                    -           (0.01)               -            (0.03)
                                                                    -------         -------         --------         --------
     Loss before extraordinary charge                                 (0.02)          (0.03)           (0.07)           (0.05)
     Extraordinary charge                                                 -               -                -            (0.17)
                                                                    -------         -------         --------         --------
     Loss per common share                                          $ (0.02)        $ (0.03)        $  (0.07)        $  (0.22)
                                                                    =======         =======         ========         ========

Weighted average number or shares used in
     computation of per share data                                   18,934          18,460           18,811           18,435
                                                                    =======         =======         ========         ========


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                               (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)
                                                                                        1997                 1996
                                                                                      --------            ---------
Cash flows from operating activities
   Net loss                                                                           $ (1,305)           $  (4,121)
   Adjustments to reconcile net income to net cash
    provided by (used for) operations
        Depreciation                                                                     3,720                3,755
        Amortization of excess of cost over fair value                                   1,816                1,817
        Amortization of deferred finance costs                                             284                  233
        Other amortization                                                               2,211                3,086
        Special charges                                                                    614                    -
        Extraordinary charge                                                                 -                3,208
        Other                                                                              152                  (65)
        Changes in certain assets and liabilities, net of effects from acquisition of business, affecting cash provided by (used in)
         operations
             Accounts receivable                                                         5,182                9,028
             Inventories                                                               (21,328)             (11,719)
             Prepaid marketing costs                                                    (2,151)              (1,637)
             Other assets                                                                  934               (2,602)
             Accounts payable and accrued expenses                                      (7,086)              (1,414)
             Income taxes payable                                                        2,686                 (536)
                                                                                      --------            ---------

Net cash provided by (used in) operations:
   Continuing operations                                                               (14,271)                (967)
   Discontinued operations                                                              14,300                1,541
                                                                                      --------            ---------
     Net cash provided by operations                                                        29                  574
                                                                                      --------            ---------
Cash flows from investing activities
   Proceeds from sale of property and equipment                                            112                   32
   Capital expenditures for continuing operations                                       (3,482)              (4,275)
   Capital expenditures for discontinued operations                                                          (1,226)
                                                                                      --------            ---------
             Net cash used in investing activities                                      (3,370)              (5,469)
                                                                                      --------            ---------

Cash flows from financing activities
   Proceeds from issuance of notes payable and
    long-term obligations                                                                    -              123,528
   Payment of dividends                                                                      -                 (796)
   Payment of notes and long-term obligations                                                -             (117,973)
           Other                                                                           618                  213
                                                                                      --------            ---------
             Net cash provided by (used in) financing
                activities                                                                 618                4,972
Effect of exchange rate changes on cash                                                    (15)                   1
                                                                                      --------            ---------
Net increase (decrease) in cash and cash equivalents                                    (2,738)                  78
Cash and cash equivalents at beginning of year                                          15,706                  142
                                                                                      --------            ---------
Cash and cash equivalents at end of period                                            $ 12,968            $     220
                                                                                      ========            =========

Cash paid during the period for
        Interest                                                                      $  5,916            $   3,553
        Income taxes                                                                    (3,821)                  47

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


(2)      DISCONTINUED OPERATIONS

         On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the quarterly period ended March 30, 1997 (the "First Quarter of Fiscal 1997") the Company sold substantially all of the assets of its molded plastics products business for cash proceeds of approximately $14.3 million and a $2.0 million promissory note. On July 18, 1997, the Company sold the Worcester, Massachusetts facility for approximately $2.9 million which was classified as a portion of net assets of discontinued operations at June 29, 1997.











                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(2)  DISCONTINUED OPERATIONS CONTINUED

         Net assets of discontinued operations classified separately in the consolidated condensed balance sheets as of December 29, 1996 are as follows:
(Amounts in thousands)

Accounts receivable, net                             $ 4,210
Inventories                                            6,138
Prepaid expenses and other assets                         67
Property and equipment, net                           16,743
Accounts payable                                      (2,416)
Accrued expenses                                      (2,212)
Loss on disposal                                      (5,500)
                                                     -------
                                                     $17,030
                                                     =======

         Certain information with respect to the statement of operations from discontinued operations for the three and six months ended June 30, 1996 follows:

                                                    THREE MONTHS     SIX MONTHS
                                                    ------------     ----------
                                                       (AMOUNTS IN THOUSANDS)

Net revenues                                           $ 5,274        $11,145
                                                       -------        -------
Cost of sales                                            4,771         10,409
Selling, general and administrative                        584          1,374
Goodwill amortization                                      201            401
                                                       -------        -------
                                                         5,556         12,184
                                                       -------        -------
Loss before income tax benefit                            (282)        (1,039)
Income tax benefit                                         (76)          (486)
                                                       -------        -------
Loss from discontinued operations                      $  (206)       $  (553)
                                                       =======        =======


(3)  ACCOUNTS RECEIVABLE, NET

               Accounts receivable consisted of the following:

                                          JUNE 29, 1997      DECEMBER 29, 1996
                                          -------------      -----------------
                                                (AMOUNTS IN THOUSANDS)

     Accounts receivable                     $37,750              $42,942
     Allowance for doubtful accounts          (1,003)                (760)
                                             -------              -------
                                             $36,747              $42,182
                                             =======              =======





                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



(4)  INVENTORIES

               The components of inventory were as follows:

                                         JUNE 29, 1997       DECEMBER 29, 1996
                                         -------------       -----------------
                                                (AMOUNTS IN THOUSANDS)

     Raw materials                          $12,141                $ 9,628
     Work in process                          4,717                  3,253
     Finished goods                          51,852                 34,541
                                            -------                -------
                                            $68,710                $47,422
                                            =======                =======


(5)  PROPERTY AND EQUIPMENT, NET

             Property and equipment consisted of the following:

                                          JUNE 29, 1997      DECEMBER 29, 1996
                                          -------------      -----------------
                                                 (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements     $14,677             $14,623
        Equipment, factory and other          61,536              58,963
                                             -------             -------
                                              76,213              73,586
      Less accumulated depreciation           41,588              38,588
                                             -------             -------
                                             $34,625             $34,998
                                             =======             =======


(6)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

             Excess of cost over fair value of net assets acquired is net of accumulated amortization of $30,502 and $28,690 as of June 29, 1997 and December 29, 1996, respectively.


(7)  LONG-TERM OBLIGATIONS
             At June 29, 1997, the Company was not in compliance with certain covenants of its revolving credit facility and such noncompliance has been waived. On July 8, 1997, the Company amended and restated its revolving credit facility ("Credit Agreement"). The restated Credit Agreement provides a maximum credit line of $35 million maturing on April 30,2000. The maximum outstanding balance under the Credit Agreement will equate to 80% of eligible accounts receivable plus 50% of eligible inventory as determined on a monthly basis. Loans under the Credit Agreement bear interest at either the bank's prime rate or the LIBOR rate plus 1.25% or 1.50% depending upon the Company's ratio of Funded Debt to EBITDA (as defined). The Credit Agreement provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company not otherwise pledged. The amended and restated Credit Agreement revised certain financial and operating covenants of which the most restrictive requires the Company to maintain a minimum level of cash flow and net worth.




                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8)  INCOME TAXES

         The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization which is not deductible for tax purposes. The Company's effective tax rate as reported in its latest annual report on Form 10-K was 787% for the year ended December 29, 1996. The anticipated effective rate for fiscal 1997 is 48%.


(9)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                                               JUNE 29, 1997        DECEMBER 29, 1996
                                                               -------------        -----------------
                                                                        (AMOUNTS IN THOUSANDS)

     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
            $3.61 per share                                        $4,989                 $ 5,196
     Unearned compensation                                           (691)                 (1,098)
                                                                   ------                 -------
                                                                   $4,298                 $ 4,098
                                                                   ======                 =======


(10)  COMMON STOCK, $.01 PAR VALUE

          Share information regarding common stock consisted of the following:

                                                               JUNE 29, 1997        DECEMBER 29, 1996
                                                               -------------        -----------------
                                                                        (AMOUNTS IN THOUSANDS)

     Authorized shares                                             60,000                 60,000
                                                                   ======                 ======

     Shares issued                                                 28,357                 27,997
     Shares held in treasury                                        9,416                  9,417
                                                                   ------                 ------
                                                                   18,941                 18,580
                                                                   ======                 ======


(11)  LOSS PER COMMON SHARE

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(11)  LOSS PER COMMON SHARE (CONTINUED)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 29,            JUNE 30,          JUNE 29,         JUNE 30,
                                                           --------            --------          --------         --------
                                                             1997                1996              1997             1996
                                                           --------            --------          --------         --------
                                                                                 (AMOUNTS IN THOUSANDS)

     Weighted average shares of common
         stock outstanding during the period                 18,934              18,460            18,811           18,435

     Series B ESOP Convertible Preferred                      anti-               anti-             anti-            anti-
         Stock                                             dilutive            dilutive          dilutive         dilutive

     Weighted average common equivalent                       anti-                anti             anti-            anti-
         shares due to stock options                       dilutive            dilutive          dilutive         dilutive
                                                           --------            --------          --------         --------
                                                             18,934              18,460            18,811           18,435
                                                           ========            ========          ========           ======



(12)  CONTINGENCIES

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



                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

               In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.8 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $12,500 for Fiscal 1997 and $12,500 to $25,000 for each of the 30 years thereafter. As of June 29, 1997, the liability recorded by the Company was approximately $3.4 million. Although the current estimated costs of remediation are less than the liability recorded at June 29, 1997, the Company does not consider any adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $110,500 of the remediation costs in the current year ("Fiscal 1997") with the balance being paid out in fiscal 1998 and 1999. During the first six months of Fiscal 1997, the Company paid approximately $12,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.


(13)  SPECIAL CHARGE

      The special charge relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former Chief Executive Officer pursuant to a December 1996 severance arrangement.


(14)  EXTRAORDINARY CHARGE

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated results of operations for the thirteen week period ended June 29, 1997 (the "Second Quarter of Fiscal 1997") and June 30, 1996 (the "Second Quarter of Fiscal 1996") and for the twenty six week period ended June 29, 1997 (the "First Half of Fiscal 1997") and June 30, 1996 (The "First Half of Fiscal 1996") and the financial condition at June 29, 1997 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

        Net revenues for the Second Quarter and First Half of Fiscal 1997 increased approximately $6.9 million (13.6%) and $9.7 million (9.5%) from the comparable prior year periods, respectively. The increase in net revenues was primarily due to higher sales of the Company's insulated bakeware line due to product line expansion introduced in fiscal 1996, increased sales of kitchen tools and gadgets resulting from the roll-out of new plan-o-grams at several key customers, a high level of acceptance of new products introduced during fiscal 1996 and increased sales of the Company's animal care and pest control products. Net revenues for the Second Quarter and First Half of Fiscal 1996 included net revenues of $.9 million and $2.5 million, respectively from the Company's wireforming business, which was divested in the fourth quarter of Fiscal 1996.

GROSS PROFIT

        The gross profit margin for the Second Quarter and First Half of Fiscal 1997 was 31.9% and 31.8%, respectively. For the Second Quarter and First Half of Fiscal 1996, the gross profit margin was 31.7% and 31.1%, respectively. While competition has remained intensive across all product lines, the Company did slightly improve gross profit margins. The improvement in gross margin was due primarily to successful efforts in obtaining lower purchase costs for the Company's kitchen tools and gadgets products and improvement in bakeware manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses for the Second Quarter and First Half of Fiscal 1997 increased approximately $1.5 million (11.5%) and $3.9 million (15.0%) from the comparable prior year periods. The increase in selling, general and administrative expenses was due primarily to increased investment in improved packaging, costs associated with new display fixtures and increased costs of maintaining current customers and acquiring new distribution in an increasingly competitive marketplace. Selling expenses additionally increased as a result of higher year-over-year sales.


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


LIQUIDITY AND CAPITAL RESOURCES

        On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K, the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the First Quarter of Fiscal 1997, the Company sold substantially all of the assets of its molded plastics products business for cash proceeds of approximately $14.3 million and a $2.0 million promissory note.

        The $14.3 million in cash generated from the sale of the assets of the Company's molded plastic products business along with $2.7 million of cash on hand was used to fund capital expenditures of approximately $3.5 million and operations during the First Half of Fiscal 1997. On July 18, 1997, the Company sold the Worcester, Massachusetts facility for approximately $2.9 million, which was classified as a portion of net assets of discontinued operations at June 29, 1997.

        The $5.4 million decline in accounts receivable from $42.2 million at December 29, 1996, was offset by $21.3 million growth in the Company's inventories. The accounts receivable decline was primarily due to the seasonality of net revenues. The increase in inventory was partially due to seasonality, a planned increase in inventories to facilitate higher service levels and an accumulation of safety stock relating to the consolidation of the Company's cleaning products manufacturing facilities. As reported in the Company's latest report on Form 10-K, the Company will combine the manufacturing of cleaning products currently located in Easthampton, Massachusetts into the existing cleaning products manufacturing facility in Hamilton, Ohio. The consolidation is expected to be completed during the fourth quarter of Fiscal 1997. It is expected that there will be additional operating expenses of approximately $1.5 million associated with the orderly transition of manufacturing activities to the Hamilton, Ohio facility. During the First Half of Fiscal 1997 additional consolidation costs incurred were insignificant.

        At June 29, 1997, the Company was not in compliance with certain covenants of its revolving credit facility and such noncompliance has been waived. On July 8, 1997, the company amended and restated its revolving credit facility ("Credit Agreement"). The restated Credit Agreement provides a maximum credit line of $35 million maturing on April 30, 2000. The maximum outstanding balance under the Credit Agreement will equate to 80% of eligible accounts receivable plus 50% of eligible inventory as determined on a monthly basis.
At June 29, 1997, $11.0 million was available for general corporate purposes under the revolving credit facility net of $13.6 million in outstanding letters of credit. Under the Credit Agreement, as of July 30, 1997, $22.7 million is available for general corporate purposes net of $12.3 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance



                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior information as required under the statement. The Company has determined that if the FASB No. 128 had been applied for the six months ending June 29, 1997 the impact on earnings per share as currently stated would have been immaterial.


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

ENVIRONMENTAL REGULATION AND CLAIMS

         From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 12 of Notes to Consolidated Condensed Financial Statements herein above); Lititz, Pennsylvania; Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders held on May 20, 1997 in Boston, Massachusetts, the following matters were voted upon: a) All eight of the persons nominated for election as a director of the Company were elected by the votes shown below. Each director will hold office until the next annual meeting of stockholders and until his successor is duly chosen and qualified or until his earlier resignation or removal.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED).

                                       NO. OF                    NO. OF
                                    SHARES VOTED                 SHARES
                                        FOR                     WITHHELD
                                    ------------                --------

George W. Carmany, III               16,640,546                  297,306
Michael G. Frieze                    16,642,540                  295,303
Avram J. Goldberg                    16,641,438                  296,415
T. Michael Long                      16,642,540                  295,313
Stuart B. Ross                       16,642,197                  295,655
Malcolm L. Sherman                   16,642,539                  295,313
Bill W. Sorenson                     16,623,955                  313,897

Herbert M. Stein                     16,623,355                  314,497


b) An amendment to the Company's 1997 Stock Option Plan to limit the number of shares of Common Stock with respect to which options may be granted to any one participant under such plan to 1,000,000 shares in any fiscal year was approved by a vote of 15,564,629 shares in favor of the proposal, 1,221,601 shares against the proposal and 151,622 shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit:

         10.22 Amended and Restated Credit Agreement dated as of April 11, 1995 and amended and restated as of July 8, 1997 with Fleet National Bank.

         27         Financial Data Schedule

(b) Reports on Form 8-K: On April 7, 1997, the registrant filed a report on Form 8-K as of March 31, 1997 to report under "Item 5. Other Events" that it had completed the sale of its plastic products division. On April 9, 1997, the registrant filed a report on Form 8-K as of March 21, 1997 to report under "Item 5. Other Events" that it had amended and restated its Rights Agreement dated as of March 27, 1987 as theretofor amended.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     EKCO GROUP, INC.
                                           -------------------------------------
                                                       (Registrant)






Date:  July 31, 1997                       By: /s/ MALCOLM L. SHERMAN
       ------------------------                ---------------------------------
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

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997





EXHIBIT NO.         DESCRIPTION
-----------         -----------

  10.22 Amended and Restated Credit Agreement dated as of April 11, 1995 and amended and restated as of July 8, 1997 with Fleet National Bank.

  27                FINANCIAL DATA SCHEDULE