Form 10-Q
period 1997-09-28
EKCO GROUP INC /DE/
filed 1997-11-12
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For quarterly period ended SEPTEMBER 28,1997
                                             -----------------

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

As of November 6, 1997, there were issued and outstanding 19,030,390 shares of common stock of the registrant.

PART I
ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           SEPTEMBER 28,       DECEMBER 29,
                                                               1997               1996
                                                           ------------        -----------
                                                           (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                 $    375           $ 15,706
   Accounts receivable, net                                    57,808             42,182
   Inventories                                                 78,799             47,422
   Other current assets                                         8,386              6,180
   Net assets of discontinued operations                           --             17,030
   Deferred income tax                                          9,107             10,857
                                                             --------           --------
         Total current assets                                 154,475            139,377

Property and equipment, net                                    34,422             34,998
Other assets                                                    7,621              6,569
Excess of cost over fair value of net assets
   acquired, net                                              108,380            111,132
                                                             --------           --------
         Total assets                                        $304,898           $292,076
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $ 17,468           $ 18,395
   Accrued expenses                                            33,735             28,688
   Income taxes                                                 6,894              2,651
                                                             --------           --------
         Total current liabilities                             58,097             49,734
                                                             --------           --------

Long-term obligations, less current portion                   124,248            124,182
                                                             --------           --------
Other long-term liabilities                                    10,478             11,052
                                                             --------           --------
Series B ESOP Convertible Preferred Stock, net;
   outstanding 1,369 shares and 1,439 shares,
   respectively, redeemable at $3.61 per share                  4,401              4,098
                                                             --------           --------
Commitments and contingencies                                      --                 --
Minority interest                                                 494                495
                                                             --------           --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     18,984 shares and 18,580 shares,
     respectively                                                 189                186
   Capital in excess of par value                             108,854            107,622
   Cumulative translation adjustment                              799                869
   Retained earnings (deficit)                                  1,879             (1,352)
   Unearned compensation                                       (2,694)            (2,963)
   Pension liability adjustment                                (1,847)            (1,847)
                                                             --------           --------
                                                              107,180            102,515
                                                             --------           --------

         Total liabilities and stockholders' equity          $304,898           $292,076
                                                             ========           ========



The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1997
                            AND SEPTEMBER 29, 1996
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     ----------------------       -----------------------
                                                       1997          1996           1997           1996
                                                     -------       --------       --------       --------

Net revenues                                         $81,818       $ 73,116       $193,216       $174,812
                                                     -------       --------       --------       --------

Costs and expenses
     Cost of sales                                    52,634         45,843        128,662        115,867
     Selling, general and administrative              16,123         16,066         45,868         41,941
     Special charge                                      169          2,000            783          2,000
     Amortization of excess of cost over
       fair value                                        909            909          2,725          2,726
                                                     -------       --------       --------       --------
                                                      69,835         64,818        178,038        162,534
                                                     -------       --------       --------       --------
Income before interest and income taxes               11,983          8,298         15,178         12,278
                                                     -------       --------       --------       --------
Net interest
     Interest expense                                  3,072          3,235          9,325          9,422
     Investment income                                   (75)            (2)          (605)          (101)
                                                     -------       --------       --------       --------
                                                       2,997          3,233          8,720          9,321
                                                     -------       --------       --------       --------
Income from continuing operations before
     income taxes and extraordinary charge             8,986          5,065          6,458          2,957

Income tax expense                                     4,450          3,486          3,227          1,738
                                                     -------       --------       --------       --------
Income from continuing operations before
     extraordinary charge                              4,536          1,579          3,231          1,219

Loss from discontinued operations, net
     of tax benefit of $748 and $1,234                    --        (22,909)            --        (23,462)
                                                     -------       --------       --------       --------

Income (loss) before extraordinary charge              4,536        (21,330)         3,231        (22,243)

Extraordinary charge for early retirement
     of debt, net of tax benefit of $2,139                --             --             --         (3,208)
                                                     -------       --------       --------       --------

Net income (loss)                                    $ 4,536       $(21,330)      $  3,231       $(25,451)
                                                     =======       ========       ========       ========
Earnings (loss) per common share
     Earnings (loss) from continuing operations
       before extraordinary charge                   $  0.22       $   0.09       $   0.16       $   0.07
     Loss from discontinued operations                    --          (1.24)            --          (1.27)
                                                     -------       --------       --------       --------
     Loss before extraordinary charge                   0.22          (1.15)          0.16          (1.20)
     Extraordinary charge                               --             --             --            (0.18)
                                                     -------       --------       --------       --------
     Earnings (loss) per common share                $  0.22       $  (1.15)      $    .16       $  (1.38)
                                                     =======       ========       ========       ========

Weighted average number of shares used in
     computation of per share data                    20,983         18,515         20,761         18,462
                                                     =======       ========       ========       ========


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                  1997             1996
                                                                  ----             ----

Cash flows from operating activities
   Net income (loss)                                            $  3,231         $ (25,451)
   Adjustments to reconcile net income to net cash
     provided by (used for) operations
       Depreciation                                                5,475             5,556
       Amortization of excess of cost over fair value              2,725             2,726
       Amortization of deferred finance costs                        426               366
       Other amortization                                          3,941             4,491
       Special charges                                               783             2,000
       Loss from discontinued operations                              --            23,462
       Extraordinary charge                                           --             3,208
       Other                                                       2,464            (1,086)
       Changes in certain assets and liabilities, net of
        effects from acquisition of business, affecting
        cash provided by (used in) operations
           Accounts receivable                                   (16,016)          (10,747)
           Inventories                                           (31,479)          (12,084)
           Prepaid marketing costs                                (4,790)           (2,184)
           Other assets                                              203              (551)
           Accounts payable and accrued expenses                     553             8,234
           Income taxes payable                                    4,240              (537)
                                                                --------         ---------

Net cash used in operations:
       Continuing operations                                     (28,244)           (2,597)
       Discontinued operations                                      (570)            1,355
                                                                --------         ---------
         Net cash used in operations                             (28,814)           (1,242)
                                                                --------         ---------
Cash flows from investing activities
   Proceeds from sale of property and equipment                      144             1,789
   Capital expenditures for continuing operations                 (5,078)           (5,921)
   Proceeds from sale of discontinued operations                  17,600                --
   Capital expenditures for discontinued operations                   --            (1,441)
                                                                --------         ---------
         Net cash provided by (used in)
           investing activities                                   12,666            (5,573)
                                                                --------         ---------

Cash flows from financing activities
   Proceeds from issuance of notes payable and
     long-term obligations                                            --           125,292
   Payment of dividends                                               --              (792)
   Payment of notes and long-term obligations                         --          (118,045)
   Other                                                             832               513
                                                                --------         ---------
         Net cash provided by financing activities                   832             6,968
Effect of exchange rate changes on cash                              (15)               (5)
                                                                --------         ---------
Net increase (decrease) in cash and cash equivalents             (15,331)              148
Cash and cash equivalents at beginning of year                    15,706               142
                                                                --------         ---------
Cash and cash equivalents at end of period                      $    375         $     290
                                                                ========         =========

Cash paid during the period for
         Interest                                               $  5,915         $   3,739
         Income taxes                                             (3,218)               52



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


(2)     DISCONTINUED OPERATIONS

        On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the nine months ended September 28, 1997 the Company sold all of the assets of its molded plastics products business for cash proceeds of approximately $17.6 million and a $2.0 million promissory note which is included in other assets at September 28, 1997.

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
                                                              -------
                                                              $17,030
                                                              =======

        Certain information with respect to the statement of operations from discontinued operations for the three and nine months ended September 29, 1996 follows:

                                                         THREE MONTHS           NINE MONTHS
                                                         ------------           -----------
                                                                (AMOUNTS IN THOUSANDS)

         Net revenues                                      $ 10,344               $ 21,489
                                                           --------               --------
         Cost of sales                                       10,060                 20,469
         Selling, general and administrative                  1,013                  2,387
         Adjustment to carrying value                        22,728                 22,728
         Goodwill amortization                                  200                    601
                                                           --------               --------
                                                             34,001                 46,185
                                                           --------               --------
         Loss before income tax benefit                     (23,657)               (24,696)
         Income tax benefit                                    (748)                (1,234)
                                                           --------               --------
         Loss from discontinued operations                 $(22,909)              $(23,462)
                                                           ========               ========


(3)     ACCOUNTS RECEIVABLE, NET

         Accounts receivable consisted of the following:

                                                       SEPTEMBER 28, 1997      DECEMBER 29, 1996
                                                       ------------------      -----------------
                                                                (AMOUNTS IN THOUSANDS)

         Accounts receivable                                $58,924               $42,942
         Allowance for doubtful accounts                     (1,116)                 (760)
                                                            -------               -------
                                                            $57,808               $42,182
                                                            =======               =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(4)     INVENTORIES

                The components of inventory were as follows:

                                              SEPTEMBER 28, 1997       DECEMBER 29, 1996
                                              ------------------       -----------------
                                                         (AMOUNTS IN THOUSANDS)

        Raw materials                               $12,837                  $ 9,628
        Work in process                               4,188                    3,253
        Finished goods                               61,774                   34,541
                                                    -------                  -------
                                                    $78,799                  $47,422
                                                    =======                  =======


(5)  PROPERTY AND EQUIPMENT, NET


                Property and equipment consisted of the following:

                                              SEPTEMBER 28, 1997       DECEMBER 29, 1996
                                              ------------------       -----------------
                                                         (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements            $14,857                  $14,623
        Equipment, factory and other                 62,567                   58,963
                                                    -------                  -------
                                                     77,424                   73,586
      Less accumulated depreciation                  43,002                   38,588
                                                    -------                  -------
                                                    $34,422                  $34,998
                                                    =======                  =======


(6)     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

                Excess of cost over fair value of net assets acquired is net of accumulated amortization of $31,410 and $28,690 as of September 28, 1997 and December 29, 1996, respectively.


(7)     LONG-TERM OBLIGATIONS

                On July 8, 1997, the Company amended and restated its revolving credit facility ("Credit Agreement"). The restated Credit Agreement provides a maximum credit line of $35 million maturing on April 30, 2000. The maximum outstanding balance under the Credit Agreement will equate to 80% of eligible accounts receivable plus 50% of eligible inventory as determined on a monthly basis. Loans under the Credit Agreement bear interest at either the bank's prime rate or the LIBOR rate plus 1.25% or 1.50% depending upon the Company's ratio of Funded Debt to EBITDA (as defined). The Credit Agreement provides for a commitment fee of three-eighths of one percent on the unused portion of the commitment amount. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company not otherwise pledged. The Credit Agreement includes certain financial and operating covenants of which the most restrictive requires the Company to maintain a minimum level of cash flow and net worth.

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(8)     INCOME TAXES

        The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization which is not deductible for tax purposes. The Company's effective tax rate as reported in its latest annual report on Form 10-K was 787% for the year ended December 29, 1996. The anticipated effective rate for fiscal 1997 is 50%.


(9)     SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

        Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                                 SEPTEMBER 28, 1997      DECEMBER 29, 1996
                                                 ------------------      -----------------
                                                           (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
       Stock, par value $.01, redeemable at
            $3.61 per share                            $4,955               $ 5,196
     Unearned compensation                               (554)               (1,098)
                                                       ------               -------
                                                       $4,401               $ 4,098
                                                       ======               =======


(10)    COMMON STOCK, $.01 PAR VALUE

        Share information regarding common stock consisted of the following:

                                                 SEPTEMBER 28, 1997      DECEMBER 29, 1996
                                                 ------------------      -----------------
                                                           (AMOUNTS IN THOUSANDS)

     Authorized shares                                 60,000                60,000
                                                       ======                ======

     Shares issued                                     28,400                27,997
     Shares held in treasury                            9,416                 9,417
                                                       ------                ------
                                                       18,984                18,580
                                                       ======                ======


(11)    EARNINGS PER COMMON SHARE

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(11)    EARNINGS PER COMMON SHARE (CONTINUED)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 28,    SEPTEMBER 29,      SEPTEMBER 28,     SEPTEMBER 29,
                                                    1997             1996               1997              1996
                                                ------------     ------------        -----------      ------------
                                                                     (AMOUNTS IN THOUSANDS)

     Weighted average shares of
       Common stock outstanding
       during the period                           18,978            18,515             18,867             18,462

     Series B ESOP Convertible                                        anti-                                  anti-
       Preferred Stock                              1,376          dilutive              1,398           dilutive

     Weighted average common equivalent                               anti-                                 anti-
           shares due to stock options                629          dilutive                496           dilutive
                                                   ------          --------             ------           --------
                                                   20,983            18,515             20,761             18,462
                                                   ======          ========             ======           ========


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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



        ENVIRONMENTAL MATTERS (CONTINUED)

        In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.8 million and the expense for the ongoing operation, maintenance and ground water monitoring will be $12,500 for Fiscal 1997 and $12,500 to $25,000 for each of the 30 years thereafter. As of September 28, 1997, the liability recorded by the Company was approximately $3.3 million. Although the current estimated costs of remediation are less than the liability recorded at September 28, 1997, the Company does not consider any adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $110,500 of the remediation costs in the current year ("Fiscal 1997") with the balance being paid out in fiscal 1998 and 1999. During the first nine months of Fiscal 1997, the Company paid approximately $102,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.


(13)    SPECIAL CHARGE

        The special charge for Fiscal 1997 relates to the exercise of stock appreciation rights granted to the Company's former Chief Executive Officer pursuant to a December 1996 severance arrangement. The special charge for Fiscal 1996 relates to an adjustment of the carrying value of certain real property to fair market value.


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

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

        The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended September 28, 1997 (the "Third Quarter of Fiscal 1997") and September 29, 1996 (the "Third Quarter of Fiscal 1996") and for the thirty-nine week periods ended September 28, 1997 (the "First Nine Months of Fiscal 1997") and September 29, 1996 (the "First Nine Months of Fiscal 1996") and the financial condition at September 28, 1997 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

        Net revenues for the Third Quarter and First Nine Months of Fiscal 1997 increased approximately $8.7 million (11.9%) and $18.4 million (10.5%) from the comparable prior year periods, respectively. The increase in net revenues was primarily due to higher sales of kitchen tools and gadgets ($8.8 million for the Third Quarter and $13.9 million for the Nine Months) resulting from the roll-out of new plan-o-grams at several key customers, and a high level of acceptance of new products introduced during fiscal 1996. Although Bakeware sales increased $2.5 million from the First Nine Months of Fiscal 1996 principally due to sales of the Company's new insulated bakeware, Bakeware sales for the Third Quarter of Fiscal 1997 declined $1.4 million from the comparable prior year period. The decline was principally due to a large pallet promotion in fiscal 1996 that the customer did not offer in Fiscal 1997. The Third Quarter and First Nine Months of Fiscal 1996 included net revenues of $388,000 and $2.9 million, respectively, from the Company's wireforming business, which was divested in the fourth quarter of Fiscal 1996.

GROSS PROFIT

        The gross profit margin for the Third Quarter and First Nine Months of Fiscal 1997 was 35.7% and 33.4%, respectively. For the Third Quarter and First Nine Months of Fiscal 1996, the gross profit margin was 37.3% and 33.7%, respectively. The decline in gross margin for the Third Quarter of Fiscal 1997 from the prior year level was primarily due to costs associated with the consolidation of the Company's cleaning facilities (approximately $400,000 for the Third Quarter and $550,000 for the First Nine Months), costs associated with increased levels of inventory, the effect of intensive competition across all of the Company's product lines and changes in product mix. The effects of these factors on the gross margin were partially mitigated by successful efforts in obtaining lower purchase prices for the Company's kitchen tools and gadget products and improvement in bakeware manufacturing efficiencies.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses for the Third Quarter of Fiscal 1997 were essentially unchanged from the prior year's Third Quarter, but for the First Nine Months of Fiscal 1997 increased approximately $3.9 million (9.4%) from the comparable prior year period. The increase in selling, general and administrative expenses was due primarily to increased investment in new packaging, costs associated with new display fixtures, increased costs of maintaining current customers and acquiring new distribution in an increasingly competitive market place and increased expenditures associated with the growth of the Company's subsidiary in the United Kingdom. In addition, selling expenses increased as a result of higher year-over-year sales volume.

EXTRAORDINARY CHARGE

        On March 25, 1996, the Company sold $125.0 million of its 9.25% Senior Notes due 2006 at a price of approximately 99.2% of face value in a private offering to institutional investors. The Company used the net proceeds of the Senior Notes to (i) repurchase its outstanding 12.7% Notes due 1998 and 7.0% Convertible Subordinated Note due 2002 and (ii) repay substantially all amounts outstanding under its revolving credit facility. The early extinguishment of the 12.7% Notes and 7% Convertible Subordinated Note resulted in an extraordinary pre-tax charge of $5.3 million and an after tax charge of $3.2 million.


LIQUIDITY AND CAPITAL RESOURCES

        On January 31, 1997, the Company's Board of Directors approved management's plan to dispose of the Company's molded plastic products business. Accordingly, in its latest annual report on Form 10-K, the Company reported the results of the operations of the molded plastics products business and the loss on disposal as discontinued operations. During the First Nine Months of Fiscal 1997, the Company sold all of the assets of its molded plastic products business for cash proceeds of approximately $17.6 million and a $2.0 million promissory note.

        The $17.6 million in cash generated from the sale of the assets of the Company's molded plastic products business along with $15.7 million of cash on hand was used to fund capital expenditures of approximately $5.0 million and operations during the First Nine Months of Fiscal 1997, including a $31.4 million growth in the Company's inventories. The inventory growth was partially due to seasonality, a planned increase in inventories to facilitate higher service levels and an accumulation of safety stock relating to the consolidation of the Company's cleaning products manufacturing facilities. As reported in the Company's latest report on Form 10-K, the Company is in the process of combining the manufacturing of cleaning products currently located in Easthampton, Massachusetts into the existing cleaning products manufacturing facility in Hamilton, Ohio. The consolidation is expected to be completed during the fourth quarter of Fiscal 1997. It is expected that there will be additional operating expenses of approximately $600,000 associated with the orderly transition of manufacturing activities to the Hamilton, Ohio facility. The increase in accounts receivable and accrued expenses from the December 29, 1996 levels was primarily due to the seasonality of the Company's business.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        On July 8, 1997, the Company amended and restated its revolving credit facility ("Credit Agreement"). The Credit Agreement provides a maximum credit line of $35 million maturing on April 30, 2000. The maximum outstanding balance under the Credit Agreement will equate to 80% of eligible accounts receivable plus 50% of eligible inventory as determined on a monthly basis. At September 28, 1997, $23.5 million was available for general corporate purposes under the Credit Agreement net of $11.5 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

        The Company has provided approximately $3.3 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with facilities owned or occupied by the Company's cleaning products business. The Company believes this provision is adequate, but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior information as required under the statement. The Company has determined that if FASB No. 128 had been applied for the nine months ending September 28, 1997 the impact on earnings per share as currently stated would have been immaterial.

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


BUSINESS OUTLOOK (CONTINUED)

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

ENVIRONMENTAL REGULATION AND CLAIMS

        From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors and has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 12 of Notes to Consolidated Condensed Financial Statements herein-above); Lititz, Pennsylvania; Chicago, Illinois and at the previously owned facility in Hudson, New Hampshire, hazardous substances and oil have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit:

        10.22 Amended and Restated Credit Agreement dated as of April 11, 1995 and amended and restated as of July 8, 1997 with Fleet National Bank (incorporated herein by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 29, 1997).

        27      Financial Data Schedule

(b)     Reports on Form 8-K: None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      EKCO GROUP, INC.
                                             ----------------------------------
                                                        (Registrant)






Date:  NOVEMBER 12, 1997                 By: /s/ MALCOLM L. SHERMAN
       -----------------                     ----------------------------------
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

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997





EXHIBIT NO.      DESCRIPTION

  27             Financial Data Schedule