Form 10-K405
period 1997-12-28
EKCO GROUP INC /DE/
filed 1998-03-27
CIK 18827

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

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

        98 SPIT BROOK ROAD, SUITE 102
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately
$142 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 19, 1998.

     As of March 19, 1998, there were issued and outstanding 19,153,444 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1997: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 12, 1998: Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EKCO Group, Inc. ("EKCO" or the "registrant" and, together with its subsidiaries, the "Company") is a leading United States developer, manufacturer and marketer of multiple categories of branded houseware products for everyday home use. The Company believes it is the leading United States supplier of metal bakeware, kitchen tools and gadgets and non-toxic pest control products. In addition, the Company believes it is a leading United States supplier of cleaning products (primarily brushes, brooms and mops), small animal care and control products and dog and cat supplies and accessories. The Company markets its products primarily in the United States through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, hardware, specialty, drug and department stores.

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

     April 1993--acquisition of Kellogg Brush Manufacturing Co. and subsidiaries, a manufacturer and marketer of brushes, brooms and mops. (Kellogg Brush Manufacturing's name has recently been changed to EKCO Cleaning, Inc. ("EKCO Cleaning").

     January 1995--introduction of an internally developed line of upscale bakeware and kitchen tools, gadgets and other houseware products by B. VIA International Housewares, Inc. ("VIA"), a newly formed subsidiary of the Company.

     December 1996--sublicense of the Farberware(R) brand name from Meyer Marketing Company Ltd. for use on certain of the Company's bakeware products.

     July 1997--formation of EKCO International, Inc., a subsidiary organized to grow the Company's business in international markets.

     January 1998--acquisition of Aspen Pet Products, Inc. ("Aspen"), a marketer of dog and cat supplies and accessories, as well as other pet products.

     During the year ended December 28, 1997 ("Fiscal 1997"), the Company operated in one industry segment, with revenues derived from sales in four principal product categories: (i) bakeware, (ii) kitchenware, (iii) cleaning products, and (iv) pest control and small animal care and control products. See
Note 14 of Notes to

Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for industry and geographic area information.

     The Company's business strategy is to continue to focus on growth through its emphasis on marketing and sales. The Company seeks to create innovative and attractive products, introduce new products quickly and strengthen customer relationships. The Company also intends to pursue growth through acquisition of additional consumer product lines and businesses as opportunities arise.

RECENT DEVELOPMENTS

     In January 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding equity securities of APP Holding Corporation ("APP"), the parent corporation and sole stockholder of Aspen, a leading marketer of dog and cat supplies and accessories, such as ropes, chews, collars and leashes. Pursuant to the Stock Purchase and Sale Agreement, the Company paid approximately $24.5 million in cash and refinanced APP's outstanding bank debt of approximately $9.1 million. In addition, if Aspen achieves certain predetermined financial results during fiscal 1998, 1999, 2000, 2001 and 2002, the Company will make annual payments to certain former APP stockholders. The Company funded the Acquisition with its existing cash and borrowings made pursuant to a December 15, 1997 amendment to its bank credit facility. See Notes 19 and 5 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information about the Acquisition and the amendment to the Company's credit facility.

PRODUCTS

     BAKEWARE. The Company manufactures and markets a broad line of metal bakeware for home use, including non-stick coated bakeware marketed under a group of Baker's Secret(R) trademarks, uncoated bakeware marketed under the EKCO(R) trademark, insulated non-stick coated "no burn" bakeware marketed under the Baker's Secret(R) Air Insulated(TM) trademark, and non-stick coated and uncoated bakeware marketed under the Farberware(R) brand name, more fully described below under "--VIA." Sales of bakeware accounted for 31.5% of net revenues for Fiscal 1997. Through Housewares, the Company has over 100 years of experience in the metal bakeware market, and its bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar metal bakeware items. The Company emphasizes value, quality, functionality and, in the case of coated products, ease of cleaning and release. The Company believes it is the leading United States supplier of metal bakeware in the United States.

     The Company continually develops new products to capitalize on its high consumer brand recognition and broad retail distribution. New product development efforts are conducted by the Company's internal staff and by third parties on a contract basis. During Fiscal 1997 and at the National Housewares Show in January 1998, the Company introduced many new product offerings, including Baker's Secret(R) Bake `N Take travel bakeware products which feature sturdy plastic lids with fold-down handles, Baker's Secret(R) FanciBakes(TM) specialty bake pans such as fluted pie pans, EKCO(R) Air Ware(TM) uncoated insulated bake pans, Baker's Secret(R) toaster oven non-stick bakeware items and Baker's Secret(R) ovenware products such as roasters and broilers.

     KITCHENWARE. The Company sells kitchen tools and gadgets under the EKCO(R), EKCO PRO(TM) and Baker's Secret(R) trademarks. The Company markets more than 1,000 kitchen tool and gadget products, including multiple colors of the same item and various packaging combinations. Sales of kitchenware products accounted for 29.6% of net revenues for Fiscal 1997. Kitchen tools include metal, plastic and wooden spoons, spatulas, serving forks, ladles and other cooking accessories. Gadgets include peelers, corkscrews, whisks, can openers, bottle openers and similar items. The Company also markets stainless steel and carbon steel cutlery and stainless steel flatware, mixing bowls and colanders. The Company believes that it is the leading United States supplier of kitchen tools and gadgets.

     The Company believes that the sale of kitchenware is more dependent on impulse buying by the consumer than any other line of products the Company offers. The Company continually updates its kitchenware line and introduces new items. During Fiscal 1997 and in January 1998 at the National Housewares Show, the Company introduced numerous new items, including kitchen tools marketed under the EKCO PRO(TM) name, some with new ergonomic non-slip handles; three new series of cutlery with ergonomic handles sold individually or in sets with wood or plastic blocks, some of which include tools and gadgets or filled spice bottles; a new flatware program that includes sets and open stock of flatware; a line of corkscrews, bottle openers and other tools marketed under the Bar Works(TM) trademark; a series of upscale kitchen tools, gadgets, cutlery and a tea kettle marketed under the EKCO Endura(TM) trademark; new stainless steel and colored whistling tea kettles; beechwood and polypropolene cutting board product offerings; ceramic pantry sets including such items as spoon rests, salt and pepper shakers, trivets and canister sets; and a number of "Zoo Tools" kitchen tool product offerings in unique animal shapes. The Company also introduced five new series of 18/10 stainless steel cookware, with either encapsulated aluminum disk bottoms or copper disk bottoms and specially designed handles, under the following brand names: EKCO(R) Cookware, EKCO Eterna(R), EKCO Endura(TM), EKCO Endura(TM) non-stick and EKCO Copperelle(TM).

     VIA. The Company's VIA(TM) baking and kitchenware products are designed for the upscale and specialty marketplace. VIA(TM) products include the following: pantryware, such as canister sets, spice racks and napkin and paper towel holders; tea kettles and carafes; and baking equipment, including cooling racks, cookie cutter sets and cast aluminum ovenware. VIA markets Farberware(R) bakeware products, including cookie sheets, loaf pans and muffin tins in heavy-gauge coated and uncoated steel and tin steel pans; and heavy-gauge coated steel roasting pans. VIA's sales of bakeware and kitchenware accounted for 5.1% of net revenues for Fiscal 1997. During Fiscal 1997 and at the National Housewares Show in January 1998, VIA introduced a number of Farberware(R) bakeware product offerings, including: uncoated heavy gauge tin steel Professional Series(TM) bakeware pans; non-stick tin coated steel baking pans and cookie sheets; non-stick air insulated baking pans and cookie sheets, including a muffin pan that reverses to a baking pan; heavy duty 18/10 stainless steel Classic Series(TM) baking pans and cookie sheets; and Millennium(R) non-stick heavy gauge steel pans and cookie sheets. The VIA(TM) family of products was also expanded to include a number of innovative product offerings, including filled spice racks, some of which are combined with cutlery blocks or kitchen tools and gadgets to save counter space.

     CLEANING PRODUCTS. The Company manufactures and markets a broad line of cleaning products, including brushes, brooms and mops for home use marketed under the EKCO(R) and Clean Results(R) trademarks and indoor and outdoor specialty cleaning products for janitorial use marketed under the Wright-Bernet(TM) and Cleaning Specialty(TM) trademarks. Sales of cleaning products accounted for 20.7% of net revenues for Fiscal 1997. The Company believes that it is a leading manufacturer of cleaning brushes for household, kitchen and personal use.

     As with its other product offerings, the Company introduced many new cleaning products in Fiscal 1997 and at the January 1998 National Housewares Show. These products included: new stick goods products, including a magnetic broom and a new "wing" sponge mop whose sides are at 90 degree angles to the mop base to clean baseboards and floors at the same time; a line of 38 laundry care items; new animal figures in the Cleaning Critters(R) kitchen and bath brush and sponge product group; new brush and mop offerings in the Clean Results(R) product grouping; new window and floor squeegees; and wire brushes marketed under the Wright-Bernet(TM) brand name.

     PEST CONTROL AND SMALL ANIMAL CARE AND CONTROL PRODUCTS. The Company manufactures and markets non-toxic pest control and small animal care and control products under the Victor(R) and Havahart(R) trademarks, respectively. Sales of pest control and small animal care and control products accounted for 13.1% of net revenues for Fiscal 1997. The Company's products include spring-action and other rodent and insect traps marketed under the Victor(R) trademark, pet cages marketed under the Havahart(R) trademark and live animal cage traps marketed under the Havahart(R) trademark, which are used to control garden pests and other nuisance animals such as raccoons. The Company believes it is the leading supplier of non-toxic pest control products, rodent traps and live animal cage traps in the United States. In Fiscal 1997, the Company introduced its line of "Thrifty but Nifty" dog home and training crates; a stray cat rescue kit and disposable liners for rabbit hutch pans, marketed under the Havahart(R) trademark; and a roach and insect station for indoor and outdoor use which contains a trap with a roach pheromone attractant, a new "roach magnet" "big roach problems" roach and insect station for indoor and outdoor use, and fly and yellow jacket traps with bait included, marketed under the Victor(R) trademark.

     ASPEN PET PRODUCTS. Since its acquisition of Aspen in January 1998, the Company has marketed a broad line of pet products, including leashes and collars, toys, pan liners, and dog shampoos marketed under the Aspen Pet(TM) brand name and litter boxes, cat toys and furniture, ropes, tugs, rings and chews for dogs and birds marketed under the Booda(TM) brand name. The Company believes that Aspen is a leading marketer of dog and cat supplies and accessories, such as ropes, chews, collars and leashes.

CUSTOMERS AND DISTRIBUTION

     Management believes that the Company has one of the broadest distribution networks of any company in the housewares industry. The Company markets its products primarily in the United States through substantially all distribution channels that sell houseware products for everyday home use, including mass merchandisers, supermarkets, hardware stores, drug stores, specialty stores and other retail channels. The Company sells its products to more than 80 of the 100 largest mass merchandisers (as ranked in the January 1998 Home World Business Magazine category analysis of the top 100 retailers), including Wal-Mart and Kmart. The Company estimates that its houseware products are sold in over 90% of the approximately 38,000 U.S. supermarkets, including Kroger, Albertson's and Winn-Dixie. The Company sells its houseware products to many of the largest hardware chains, including Ace Hardware, Home Depot, True Value, ServiStar and Lowe's Home Centers. Of its customers, sales to Wal-Mart and Kmart accounted for 13.3% and 9.5%, respectively, of the Company's net revenues in Fiscal 1997. The Company's houseware products are distributed through the following retail channels: Bakeware is distributed primarily through mass merchandisers, supermarkets and specialty stores; kitchenware is distributed primarily through supermarkets and mass merchandisers, as well as hardware and drug stores; VIA(TM) products are distributed primarily through department stores and specialty stores; Wright-Bernet(TM) broom and brush products are marketed to hardware and home center retailers, mops are marketed to janitorial supply and professional cleaning companies and the remainder of the Company's cleaning products are marketed primarily to mass merchandisers and supermarkets; and pest control and small animal care and control products are marketed to mass merchandisers, supermarkets, hardware, drug and variety stores, agricultural centers, farm stores, home centers and professional pest control companies.

     The Company's Aspen pet products are distributed primarily through mass merchandisers, supermarkets, pet superstores, pet specialty stores and catalogs.

SALES AND MARKETING

     The Company markets its products directly through its own sales and marketing organization and through a network of representatives and brokers. Outside the United States, the Company's products are marketed through its Canadian and United Kingdom subsidiaries and distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company.

MANUFACTURING AND SOURCING

     The Company manufactures most of its bakeware, cleaning and pest control and small animal care and control products. The Company utilizes a variety of standard manufacturing processes, including metal stamping, injection molding, mesh welding, wire forming and automatic staple setting. Kitchenware products and Aspen's pet products are primarily sourced from third parties. The Company regularly evaluates its manufacturing and third party sourcing options to maintain an appropriate balance of quality and cost.

RAW MATERIALS AND COMPONENTS

     The Company purchases primary raw materials, including steel, wood, natural and synthetic fibers, sponges, corrugated boxes and card stock for packaging, from a number of suppliers, including several major steel companies. All of these materials are of a commodity nature and are subject to price fluctuations as supply and demand change, which may adversely affect the Company's profitability. The Company also purchases components and complete products, primarily kitchenware and Aspen's pet products, from several domestic and foreign suppliers. The Company believes that raw materials, component items and complete products are available from numerous other suppliers, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

TRADEMARKS AND PATENTS

     The Company believes that its EKCO(R) trademark, as well as its Baker's Secret(R), Havahart(R), Victor(R), Wright-Bernet(TM), VIA(TM), Aspen Pet(TM) and Booda(TM) trademarks, and the Farberware(R) trademark are significant to its competitive position. The Company holds a number of patents, none of which is believed to be material to the Company's business.

COMPETITION

     The Company believes that the markets for all of its products are highly competitive. Competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price, innovation and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, number of product categories offered, broad product coverage within each product category, support and service to the retailer and price.

     The Company competes with many well-established companies, several of which have substantially greater resources than those of the Company. There are no substantial regulatory or other barriers to entry by new competitors. However, suppliers that are able to maintain, or increase, the amount of retail space allocated to a product may gain a competitive advantage in that product market. The Company believes that the allocation of space by retailers is influenced by many factors, including those mentioned above. The Company believes that its ability to compete successfully is based on the wide recognition of its brand names, its multiple category product offerings, its ability to design, develop, acquire, manufacture and market competitively priced products, its broad product coverage within most product categories, its attention to retailer and consumer needs and its access to major channels of distribution. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

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

EMPLOYEES

     As of December 28, 1997, the Company employed 1,018 persons in the United States, of whom 606 were represented under collective bargaining agreements which expire on dates ranging from September 1998 to February 2002. As of such date, the Company also employed 34 persons in Canada, 14 of whom were represented under a collective bargaining agreement which expires in January 2000, and 16 persons in the United Kingdom. The Company considers its employee relations to be satisfactory.

BUSINESS OUTLOOK

     This annual report on Form 10-K, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Exhibit 13 hereto, contains forward-looking statements within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Annual Report on Form 10-K. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     As of December 28, 1997, the Company owned or leased for use in its business the properties set forth in the table and footnotes below:



                                                              Approximate               Owned or         Lease
DESCRIPTION OF PROPERTY(1)(2)       LOCATION                  SQUARE FOOTAGE            LEASED          EXPIRES
------------------------------------------------------------------------------------------------------------------
Executive offices                   Nashua, New Hampshire       8,000                   Leased            11/06/02

Administrative offices for the      Franklin Park,            190,000                   Leased            01/31/04
housewares division and             Illinois
warehousing and distribution
center for VIA products

Manufacturing, warehousing          Massillon, Ohio           244,000                   Owned             N/A
and distribution center for
bakeware

Warehousing and distribution        Bolingbrook,              260,000                   Leased            06/30/02
center for kitchenware,             Illinois                  108,000                   Leased            11/10/99
bakeware, VIA  and other
Company products

Manufacturing, warehousing,         Lititz,                   300,000                   Owned             N/A
distribution and office facility    Pennsylvania
for pest control and small
animal care and control products

Manufacturing, warehousing,         Hamilton, Ohio            100,000                   Owned             N/A
distribution and office facility
for brushes, brooms and mops

Warehousing and distribution        Monroe, Ohio              116,000                   Leased            07/31/02
for brushes, brooms and mops

Office and warehousing facility     Niagara Falls,             60,000                   Owned             N/A
for products for sale and           Ontario, Canada
distribution in Canada

Manufacturing and distribution      Nashville,                 42,000                   Leased            12/31/98
facility for institutional mop      Tennessee
and broom products

Office and warehousing facility     Chepstow, Gwent            45,000                   Leased            06/03/14
for products for sale and           U.K.
distribution in the U.K. and
internationally

--------------------------------------------------------------------------------

(1) In addition to the properties listed in the table, as of December 28, 1997 the Company owned approximately 839,000 square feet of floor space which is being held for sale or lease. The Company leases other real properties not set forth above which, in the aggregate, are not deemed material.

(2) Substantially all of the properties owned by the Company are subject to mortgage liens granted in connection with the Company's credit facility. The Company believes that its properties are generally suitable and adequate for its purposes for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

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

ENVIRONMENTAL REGULATION AND CLAIMS

     From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities at Massillon (more fully described below) and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 13 of Notes to Consolidated Financial Statements appearing in Exhibit 13 and incorporated herein by reference); Chicago, Illinois and Lititz, Pennsylvania, and at its previously owned facility in Hudson, New Hampshire, hazardous substances, oil or both have been detected and that additional investigations will be, and remedial actions will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

     Prior to the Company's acquisition of Housewares in 1987, Housewares' Massillon, Ohio steel bakeware manufacturing facility was the subject of administrative proceedings before the United States Environmental Protection Agency by issuance of an administrative complaint alleging violations of the Resource Conservation and Recovery Act resulting from operation of a wastewater lagoon at the facility. American Home Products Corporation ("AHP"), a former owner of Housewares, pursuant to an indemnity agreement (the "Indemnity Agreement") with Housewares relating to acts occurring prior to September 7, 1984, assumed the costs of remediation measures in addition to the defense of the administrative proceedings with federal and state environmental protection agencies, as well as preparation of closure plans and other plans called for as a result of these proceedings. While AHP has acknowledged its full responsibility under the Indemnity Agreement with respect to the wastewater lagoon, it has asserted that Housewares should contribute to the cost of a remediation study and certain remediation measures to the extent that Housewares exacerbated contamination at the facility since September 7, 1984. Housewares has denied that it has exacerbated contamination at the facility since such date. AHP and Housewares agreed in 1988 to allocate such costs in proportion to their respective responsibilities based on the results of an engineering study but in no event will Housewares' share with respect to the investigation or cleanup costs exceed the lesser of 25% of the cost of groundwater investigation and cleanup or $750,000. To date, no further claim for such costs has been made. The Company is unable to determine to what extent, if any, it will be responsible to contribute to such costs but the Company does not believe that any such contribution that it may be required to make will have a material adverse effect on its financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

--------------------------------------------------------------------------------



                      EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                 AGE     OFFICE HELD

Malcolm L. Sherman    66    Chief Executive Officer, December 1996 to present;
                            Chairman of the Board, July 1996 to present; and consultant to the Company, February 1993 to December
                            1996. Since February 1993, Mr. Sherman has served as
                            Chairman of the Board of Advisors of Gordon Brothers
                            Partners, Inc. (a group of companies which provide merchant and financial services to the retail community as well as serve as wholesalers and retailers of fine jewelry). He was Chairman and Director of K.T. Scott, Ltd. (a chain of wallpaper and window treatment stores) from January 1991 to August 1995, and President and Chief Executive
                            Officer of Morse Shoe, Inc. (a manufacturer, importer and retailer of shoes) from January 1992 until December 1993. Mr. Sherman has had many years of experience in the retail and housewares industries, including service as President of Zayre
                            Stores Inc. (a chain of retail chain stores), chairman of Regina Electric (a manufacturer of vacuum cleaners) and chairman of Channel Home
                            Centers, Inc. (a chain of home improvement stores).

Donato A. DeNovellis  53    Executive Vice President, Finance and
                            Administration, October 1994 to present; Chief
                            Financial Officer, July 1993 to present; Vice
                            President, July 1993 to October 1994; Senior Vice
                            President and Chief Financial Officer of EKCO House-wares, Inc. from September 1996 to present.

Jeffrey A. Weinstein  47    Executive Vice President, April 1985 to present;
                            President and Managing Director, EKCO International,
                            Inc., July 1997 to present; Secretary, February 1988 to October 1997; General Counsel, October 1978 to
                            October 1997; and President, EKCO Consumer Plastics,
                            Inc., July 1996 to April 1997.

John Jay Althoff      33    Vice President, Secretary and General Counsel,
                            October 1997 to present. Prior to joining the Company, from September 1993 to September 1997 Mr.
                            Althoff was an associate with Ropes & Gray (a law firm) working with corporate clients. From August
                            1987 through October 1989, Mr. Althoff was an associate in the Capital Markets Group of Westpac
                            Banking Corporation (an Australian bank).

Stuart W. Cohen       51    Vice President, Strategic Planning and Business
                            Development, June 1995 to present. Prior to joining the Company, from May 1991 to December 1994 Mr.
                            Cohen served as First Vice President of Van Kampen
                            Merritt, Inc. (an investment products and management firm), where he was responsible for strategic planning and business development.

Brian R. McQuesten    48    Vice President, February 1996 to present; and
                            Controller, May 1987 to present.

Paul S. Neustadt      44    Vice President and Chief Information Officer,
                            April 1997 to present. Prior to joining the Company, from August 1996 to April 1997 Mr. Neustadt served
                            Digital Equipment Corporation (a technology company) as a program manager, and from October 1989 to August 1996 Mr. Neustadt was an attorney in private practice.

Susan M. Scacchi      33    Treasurer from February 1997 to present; Vice
                            President--Finance of EKCO Housewares, Inc. from
                            July 1996 to February 1997; Corporate Accounting
                            Manager from August 1994 to July 1996. Prior to joining the Company, from September 1992 to August
                            1994 Ms. Scacchi was an independent financial management consultant.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) Directors - The information set forth in the section entitled "Election of Directors" appearing in the Company's definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

     b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation Committee on Executive Compensation" and "Performance Graph") appearing in the Company's definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                               Page Number in
                                                                 EXHIBIT 13

(a)  1. FINANCIAL STATEMENTS:

        Report of independent auditors.............               60

        Consolidated balance sheets at December 28,
        1997 and December 29, 1996 ................               40

        Consolidated statements of operations for
        the fiscal years ended December 28, 1997,
        December 29, 1996 and December 31, 1995....               41

        Consolidated statements of stockholders'
        equity for the fiscal years ended
        December 28, 1997, December 29, 1996 and
        December 31, 1995..........................               42

        Consolidated statements of cash flows
        for the fiscal years ended December 28, 1997,
        December 29, 1996 and December 31, 1995....               43

        Notes to consolidated financial
        statements.................................               44

                                                               Page Number in
                                                                 FORM 10-K

        Independent auditors' report...............               15


     2. FINANCIAL STATEMENT SCHEDULE:

        II Valuation and Qualifying Accounts.......               16

     Schedules other than that listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.

     3. EXHIBITS: (See Index to Exhibits beginning on page 17.)

(b) REPORTS ON FORM 8-K - On December 17, 1997, the registrant filed a report on Form 8-K as of December 15, 1997 to report under "Item 5. Other Events" the filing of a press release which announced that it had entered into an agreement to acquire the outstanding equity securities of APP Holding Corporation, the parent and sole stockholder of Aspen Pet Products, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     EKCO GROUP, INC.

                     By: /s/MALCOLM L. SHERMAN
                        -----------------------------
                     Malcolm L. Sherman, Chief
                     Executive Officer
                     (Principal Executive Officer)
                     Date: March 27, 1998

                     By:/s/DONATO A. DENOVELLIS
                        -----------------------------
                     Donato A. DeNovellis, Executive Vice President, Finance and Administration, and Chief Financial Officer
                     (Principal Financial Officer)
                     Date: March 27, 1998

                     By: /s/BRIAN R. MCQUESTEN
                        -----------------------------
                     Brian R. McQuesten, Vice President and
                     Controller
                     (Principal Accounting Officer)
                     Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/GEORGE W. CARMANY, III              Director              March 27, 1998
-------------------------
George W. Carmany, III

/S/MICHAEL G. FRIEZE                   Director              March 27, 1998
-------------------------
Michael G. Frieze

/S/AVRAM J. GOLDBERG                   Director              March 27, 1998
-------------------------
Avram J. Goldberg

/S/KENNETH J. NOVACK                   Director              March 27, 1998
-------------------------
Kenneth J. Novack

/S/STUART B. ROSS                      Director              March 27, 1998
-------------------------
Stuart B. Ross

/S/MALCOLM L. SHERMAN                  Director              March 27, 1998
-------------------------
Malcolm L. Sherman

/S/BILL W. SORENSON                    Director              March 27, 1998
-------------------------
Bill W. Sorenson

/S/HERBERT M. STEIN                    Director              March 27, 1998
-------------------------
Herbert M. Stein

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
EKCO Group, Inc.


     Under date of January 29, 1998, we reported on the consolidated balance sheets of EKCO Group, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)2 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.




                                                /s/ KPMG Peat Marwick LLP




Boston, Massachusetts
January 29, 1998


                                                  EKCO GROUP, INC. AND SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (AMOUNTS IN THOUSANDS)

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

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 28, 1997:
   Allowance for doubtful
    accounts                           $    760           $    183           $   14          $   --          $   --        $  957
   Provisions related to
    consolidation of
    cleaning business                     1,697                 --               --           1,697              --            --
   Provision for disposal of
    discontinued operations               5,500                 --               --           5,500              --            --
                                       --------           --------           ------          ------          ------        ------
                                       $  7,957           $    183           $   14          $7,197          $   --        $  957
                                       ========           ========           ======          ======          ======        ======

YEAR ENDED DECEMBER 29, 1996:
   Allowance for doubtful
    accounts                           $    948           $    130           $   --          $   --          $  318        $  760
   Provisions related to
    consolidation of
    cleaning business                        --              4,921               --              --           3,224         1,697
   Provision for disposal of
    discontinued operations                  --              5,500               --              --              --         5,500
                                       --------           --------           ------          ------          ------        ------
                                       $    948           $ 10,551           $   --          $   --          $3,542        $7,957
                                       ========           ========           ======          ======          ======        ======

YEAR ENDED DECEMBER 31, 1995:
   Allowance for doubtful
       accounts                        $  1,395           $   (290)          $   --          $   --          $  157        $  948
   Reserves related to plant
       consolidations                     3,305                 --               --           3,305              --            --
                                       --------           --------           ------          ------          ------        ------
                                       $  4,700           $   (290)          $   --          $3,305          $  157        $  948
                                       ========           ========           ======          ======          ======        ======


-------------------------------------------------------------------------------
                                INDEX TO EXHIBITS
-------------------------------------------------------------------------------


Exhibit
Number        Exhibit Description
--------------------------------------------------------------------------------

3.1(i)(a)     Restated Certificate of Incorporation dated February 17, 1987, as amended, originally filed as Exhibit 3.1(a) to Form 10-K for the year ended December 31, 1989 (incorporated herein by reference to Exhibit 3.1(i)(a) to Form 10-K for the year ended December 31,
              1995).

3.1(i)(b)     Form of Certificate of Designations of Series A Junior
              Participating Preferred Stock.

3.1(i)(c)     Certificate of Designations of Series B ESOP Convertible Preferred
              Stock, originally filed as Exhibit 3.1(d) to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 3.1(c) to Form 10-K for the year ended January 1, 1995).

3.1(ii) By-laws as currently in effect (incorporated herein by reference to Form 10-K for the year ended December 29, 1996).

4.1 Amended and Restated Rights Agreement dated as of March 21, 1997 with American Stock Transfer & Trust Company, including Form of Rights Certificate (incorporated herein by reference to Exhibit 4.1 to Form 8-K as of March 21, 1997).

4.2(a)(1)     Indenture dated as of March 25, 1996 among the registrant, its
              U.S. operating subsidiaries and Fleet National Bank of Connecticut
              (incorporated herein by reference to Exhibit 4.2(a) to Form 10-K for the year ended December 31, 1995).

4.2(a)(2)     First Supplemental Indenture dated as of January 16, 1998 among the registrant, its U.S. subsidiary guarantors and State Street
              Bank and Trust Company.

4.2(b) Form of 9 1/4% Senior Note due 2006, included in Exhibit 4.2(a)(1) (incorporated herein by reference to Exhibit 4.2(b) to Form 10-K for the year ended December 31, 1995).

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

10.1(a)* 1984 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1(a) to Form 10-K for the year ended December 29, 1996).

 ------------------------------------------------------------------------
(1)    Numbered in accordance with Item 601 of Regulation S-K.

(2) An asterisk (*) denotes the Company's management contracts or compensatory plans or arrangements.

10.1(b)* 1985 Restricted Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.1(b) to Form 10-K for the year ended December 29, 1996).

10.1(c)* Form of Restricted Stock Purchase Agreement, as amended (incorporated herein by reference to Exhibit 10.1(b) to Form 10-K for the year ended January 1, 1995, Exhibit 10.1(c)(3) to Form 10-K for the year ended December 31, 1995 and schedule thereto in
              Exhibit 10.1(c)(2) to Form 10-K for the year ended December 29,
              1996).

10.1(d)* Form of Restricted Stock Purchase Agreement, as amended (incorporated by reference to Exhibits 10.1(d) to Form 10-K for the year ended December 31, 1995).

 10.2(a)* 1987 Stock Option Plan, as amended, including forms of incentive stock option and non-qualified stock option agreements.

10.2(b)(1)*   Form of non-qualified stock option and repurchase agreement, as amended (incorporated herein by reference to Exhibit 10.2(b)(2)(i) to Form 10-K for the year ended December 31, 1995).

10.2(b)(2)    Schedule to form of non-qualified stock option and repurchase agreement, as amended.

10.2(c)* Form of non-qualified stock option agreement (incorporated herein by reference to Exhibit 10.2(e) to Form 10-K for the year ended December 29, 1996).

10.2(d)* Form of incentive stock option agreement (incorporated herein by reference to Exhibits 10.3(d) to Form 10-K for the year ended January 1, 1995 and schedule thereto contained in Exhibit 10.2(d)(2) to Form 10-K for the year ended December 29, 1996).

10.2(e)*      Form of non-qualified stock option and repurchase agreement.

10.2(f)*      Form of non-qualified stock option agreement.

10.3(a)* Form of Indemnity Agreement for officers and directors (incorporated herein by reference to Exhibit 10.3(c) to Form 10-K for the year ended January 1, 1995 and to the schedule thereto contained in Exhibit 10.3(b) to Form 10-K for the year ended December 29, 1996).

10.4* EKCO Group, Inc. 1988 Directors' Stock Option Plan, as amended, and form of Non-Qualified Stock Option and Repurchase Agreement.

10.5(a)* EKCO Group, Inc. Employees' Stock Ownership Plan ("ESOP") effective as of January 1, 1989, as amended (incorporated herein by reference to Exhibits 10.6(a)(1) and (2) to Form 10-K for the year ended January 1, 1995 and Exhibits 10.5(a)(2) and 10.5(a)(3) to Form 10-K for the year ended December 29, 1996).

10.5(b) ESOP Loan Agreement dated as of October 1, 1990 (incorporated herein by reference to Exhibit 10.5(b) to Form 10-K for the year ended December 31, 1995).

10.5(c) ESOP Loan Agreement dated as of March 30, 1995 (incorporated herein by reference to Exhibit 10.5(c) to Form 10-K for the year ended December 31, 1995).

10.6* Employment Agreement with Malcolm L. Sherman dated December 4, 1996 (incorporated herein by reference to Exhibit 10.6 to Form 10-K for the year ended December 29, 1996).

10.7*         Amended and Restated Employment Agreement with Donato A.
              DeNovellis dated as of May 25, 1995, as amended (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended October 1, 1995, Exhibit 10.9(b) to Form 10-Q for the period ended June 30, 1996 and Exhibit 10.10 to Form 10-K for the year ended December 29, 1996).

10.8*         Amended and Restated Employment Agreement with Jeffrey A.
              Weinstein dated as of May 25, 1995 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended October 1, 1995 and Exhibit 10.10 to Form 10-K for the year ended December 29, 1996).

10.9*         Form of Amended and Restated Employment Agreement with Brian R.
              McQuesten and another officer dated as of May 25, 1995, as amended (incorporated herein by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended October 1, 1995).

10.10* Employment Agreement with Stuart W. Cohen dated as of June 12, 1995 (incorporated herein by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended October 1, 1995).

10.11(a)*     Employment Agreement with Robert Varakian dated as of
              September 25, 1996 (incorporated herein by reference to Exhibit
              10.11 to Form 10-K for the year ended December 29, 1996).

10.11(b)*     Amendment to Employment Agreement with Robert Varakian dated as of
              November 14, 1997.

10.12* 1995 Restatement of Incentive Compensation Plan for Executive Employees of EKCO Group, Inc. and its Subsidiaries, as amended.

10.13* EKCO Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992 (incorporated herein by reference to Exhibit 10.13 to Form 10-K for the year ended January 2, 1994).

10.14* Form of Split Dollar Agreement (incorporated herein by reference to Exhibits 10.14 to Form 10-K for the year ended January 2, 1994 and schedule with respect thereto in Exhibit 10.15(b) to Form 10-K for the year ended December 29, 1996).

10.15* EKCO Group, Inc. Amended 1996 Performance Unit Rights Award Plan (incorporated herein by reference to Exhibit 10.16(a) to Form 10-K for the year ended December 29, 1996).

10.16(a) Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc.

10.16(b) Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group, Inc. from American Home Products Corporation to Centronics Corporation dated October 1, 1987.

10.16(c) Letter from American Home Products Corporation dated December 19, 1988, originally filed as Exhibit 10.17(d) to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 10.18(c) to Form 10-K for the year ended January 1, 1995).

10.17 Agreement dated as of March 7, 1989 with Howard R. Curd et al, originally filed as Exhibit 10.16 to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended January 1, 1996).

10.18(a) Amended and Restated Credit Agreement dated as of April 11, 1995 and amended and restated as of July 8, 1997 with Fleet National Bank (incorporated herein by reference to Exhibit 10.22 to Form 10-Q for the quarterly period ended June 29, 1997).

10.18(b) First Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997.

10.19 Subordinated Promissory Note dated March 28, 1997 made by Austin Products, Inc. to Ekco Consumer Plastics, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 30, 1997).

10.20 Stock Purchase and Sale Agreement dated as of December 15, 1997 with APP Holding Corporation ("APP"), APP's stockholders and APP's warrantholder (incorporated herein by reference to Exhibit 2 to Form 8-K as of January 16, 1998).

11 Statement re: computation of per share earnings. (Reference is made to Note 12 of Notes to Consolidated Financial Statements in
              Exhibit 13 hereto.)

13 1997 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors").

21            Subsidiaries of the registrant.

23            Consent of KPMG Peat Marwick LLP.

27(1)         Financial Data Schedule.

27(2)         Financial Data Schedule (Restated).

27(3)         Financial Data Schedule (Restated).


-------------------------------------
              Schedules to Exhibits 10.17 and 10.18(a) will be supplied upon request by the Commission.


              THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO SUSAN M. SCACCHI, TREASURER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, SUITE 102, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

EXHIBIT NO.           DESCRIPTION

3.1(i)(b)     Form of Certificate of Designations of Series A Junior
              Participating Preferred Stock, originally filed as part of Exhibit
              4.2(c) to Form 10-K for the year ended December 28, 1986.

4.2(a)(2)     First Supplemental Indenture dated as of January 16, 1998 among the registrant, its U.S. subsidiary guarantors and State Street
              Bank and Trust Company.

10.2(a)* 1987 Stock Option Plan, as amended, including forms of incentive stock option and non-qualified stock option agreements.

10.2(b)(2)    Schedule to form of non-qualified stock option and repurchase agreement, as amended.

10.2(e)*      Form of non-qualified stock option and repurchase agreement.

10.2(f)*      Form of non-qualified stock option agreement.

10.4* EKCO Group, Inc. 1988 Directors' Stock Option Plan, as amended, and form of non-qualified stock option and repurchase agreement.

10.11(b)*     Amendment to Employment Agreement with Robert Varakian dated as of
              November 14, 1997.

10.12* 1995 Restatement of Incentive Compensation Plan for Executive Employees of EKCO Group, Inc. and its Subsidiaries, as amended.

10.16(a) Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc., originally filed as Exhibit 2.2 to Form 8-K as of October 23, 1987.

10.16(b) Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group, Inc. from American Home Products Corporation to Centronics Corporation dated October 1, 1987, originally filed as Exhibit 2.3 to Form 8-K as of October 23, 1987.

10.18(b) First Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997.

11 Statement re: computation of per share earnings. (Reference is made to Note 12 Notes to Consolidated Financial Statements in
              Exhibit 13 hereto.)

13 1997 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of

              Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors").

21            Subsidiaries of the registrant.

23            Consent of KPMG Peat Marwick LLP.

27(1)         Financial Data Schedule.

27(2)         Financial Data Schedule (Restated).

27(3)         Financial Data Schedule (Restated).

---------------------------------------------------------------------

       (1)    Numbered in accordance with Item 601 of Regulation S-K.

       (2) An asterisk (*) denotes the Company's management contracts or compensatory plans or arrangements.