Form 10-Q
period 1998-03-29
EKCO GROUP INC /DE/
filed 1998-05-11
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended MARCH 29, 1998
                                               --------------

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


As of May 7, 1998, there were issued and outstanding 19,314,517 shares of common stock of the registrant.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     MARCH 29,      DECEMBER 28,
                                                       1998             1997
                                                     ---------      ------------
                                                    (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                          $  1,372        $ 14,565
  Accounts receivable, net                             43,289          45,529
  Inventories                                          83,854          74,150
  Other current assets                                  8,632           9,021
  Deferred income taxes                                 7,181           6,877
                                                     --------        --------
      Total current assets                            144,328         150,142

Property and equipment, net                            37,141          35,678
Other assets                                            7,607           7,563
Excess of cost over fair value of net assets
  acquired, net                                       130,031         107,422
                                                     --------        --------
      Total assets                                   $319,107        $300,805
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion long-term obligations              $  1,705        $      -
  Accounts payable                                     15,329          14,040
  Accrued expenses                                     29,495          29,290
  Income taxes                                          5,835           6,344
                                                     --------        --------
       Total current liabilities                       52,364          49,674
                                                     --------        --------

Long-term obligations, less current portion           140,145         124,270
                                                     --------        --------
Other long-term liabilities                            11,811          11,974
                                                     --------        --------
Series B ESOP Convertible Preferred Stock, net;
  outstanding 1,019 shares and 1,315 shares,
  respectively, redeemable at $3.61 per share           4,457           4,399
                                                     --------        --------
Commitments and contingencies
Minority interest                                         494             494
                                                     --------        --------

Stockholders' equity
  Common stock, $.01 par value; outstanding
    19,194 shares and 19,066 shares,
    respectively                                          192             191
  Capital in excess of par value                      109,845         109,462
  Retained earnings                                     4,020           4,665
  Unearned compensation                                (2,721)         (2,787)
  Accumulated other comprehensive income               (1,500)         (1,537)
                                                     --------        --------
                                                      109,836         109,994
                                                     --------        --------

      Total liabilities and stockholders' equity     $319,107        $300,805
                                                     ========        ========

The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         1998           1997
                                                       -------        -------

Net revenues                                           $67,416        $53,888
                                                       -------        -------

Costs and expenses

  Cost of sales                                         47,122         36,870
  Selling, general and administrative                   17,114         14,900
  Special charge                                             -            294
  Amortization of excess of cost over fair value         1,054            909
                                                       -------        -------
                                                        65,290         52,973
                                                       -------        -------
Income before interest and income taxes                  2,126            915
                                                       -------        -------

Net interest
  Interest expense                                       3,436          3,135
  Investment income                                        (55)          (270)
                                                       -------        -------
                                                         3,381          2,865
                                                       -------        -------

Loss from operations before income taxes                (1,255)        (1,950)
Income taxes benefit                                      (610)          (942)
                                                       -------        -------
Net loss                                               $  (645)       $(1,008)
                                                       =======        =======

Loss per common share:
  Basic                                                $ (0.03)       $ (0.05)
                                                       =======        =======
  Diluted                                              $ (0.03)       $ (0.05)
                                                       =======        =======

Weighted average number of shares used in
  computation of per share data:
  Basic                                                 19,116         18,687
                                                       =======        =======
  Diluted                                               19,116         18,687
                                                       =======        =======





The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       1998            1997
                                                                     --------        -------
Cash flows from operating activities:
  Net loss                                                           $   (645)       $(1,008)
  Adjustments to reconcile net income to net cash
   provided by (used in) operations
     Depreciation                                                       1,912          1,871
     Amortization of excess of cost over fair value                     1,054            909
     Amortization of deferred finance costs                               153            136
     Other amortization                                                 1,214          1,152
     Special charges                                                        -            294
     Other                                                                122             36
     Changes in certain assets and liabilities, net of effects
      from the acquisition of a business, affecting
      cash provided by (used in)operations
         Accounts receivable                                            6,564          7,269
         Inventories                                                   (3,210)        (8,003)
         Prepaid marketing costs                                       (1,117)        (1,167)
         Other assets                                                     780            (39)
         Accounts payable and accrued expenses                           (652)        (4,216)
         Income taxes payable                                            (509)         2,325
                                                                     --------        -------

Net cash provided by (used in) operating activities:
  Continuing operations                                                 5,666           (441)
  Discontinued operations                                                   -            (87)
                                                                     --------        -------
         Net cash provided by (used in)operating activities             5,666           (528)
                                                                     --------        -------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                             28            100
  Capital expenditures                                                 (2,326)        (1,240)
  Proceeds from sale of discontinued operations                             -         14,351
  Acquisition of business                                             (24,464)             -
                                                                     --------        -------
       Net cash provided by (used in) investing activities            (26,762)        13,211
                                                                     --------        -------

Cash flows from financing activities:

  Proceeds from issuance of long-term obligations                      16,925              -
  Payment of long-term obligations                                     (9,259)             -
  Other                                                                   238            283
                                                                     --------        -------
       Net cash provided by financing activities                        7,904            283
Effect of exchange rate changes on cash                                    (1)           (15)
                                                                     --------        -------
Net increase (decrease) in cash and cash equivalents                  (13,193)        12,951
Cash and cash equivalents at beginning of year                         14,565         15,706
                                                                     --------        -------
Cash and cash equivalents at end of period                           $  1,372        $28,657
                                                                     ========        =======

Cash paid during the period for
     Interest                                                        $    358        $    32
     Income taxes                                                         101         (3,179)


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

      During the three months ended March 29, 1998, the Company adopted Financial Accounting Standards Board Statement No.130 "Reporting Comprehensive Income".

      Comprehensive loss for the three months ended March 29, 1998 and the three months ended March 30, 1997 was as follows:

                                                 MARCH 29, 1998   MARCH 30, 1997
                                                 --------------   --------------
                                                      (AMOUNTS IN THOUSANDS)

      Net loss                                        $(645)         $(1,008)
                                                      -----          -------
      Other comprehensive income (loss)
        Foreign currency translation adjustments         36              (25)
        Pension liability adjustment                      1                -
                                                      -----          -------
                                                         37              (25)
                                                      -----          -------
      Comprehensive loss                              $(608)         $(1,033)
                                                      =====          =======

(2)  ACQUISITION OF ASPEN PET PRODUCTS, INC.

      In January 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding equity securities of APP Holding Corporation ("APP"), the parent corporation and sole stockholder of Aspen Pet Products, Inc. ("Aspen"), a marketer of dog and cat supplies and accessories, as well as other pet products. Pursuant to the Stock Purchase and Sale Agreement, the Company paid approximately $24.5 million in cash and refinanced APP's outstanding bank debt of approximately $9.1 million. In addition, if Aspen achieves certain predetermined financial results during fiscal 1998, 1999, 2000, 2001, and 2002, the Company will make additional annual payments to certain former APP stockholders equal, in the aggregate, to 25% of the amount by which Aspen's Gross Profit

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  ACQUISITION OF ASPEN PET PRODUCTS, INC. (CONTINUED)

(as defined)of each such year exceeds the Base Profit Amount (as defined). The Acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $24 million is being amortized over 40 years. In connection with the acquisition, liabilities were assumed as follows (amounts in thousands):

      Fair value of assets acquired                             $ 37,067
      Cash paid for stock of Aspen                               (24,478)
      Expenses incurred in connection with the acquisition          (450)
                                                                --------
      Liabilities assumed                                       $ 12,139
                                                                ========

The following unaudited pro forma combined results of operations for the three months ended March 30, 1997 have been prepared assuming that the acquisition of Aspen occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill; (ii) the interest expense related to the borrowings under the Company's credit facility to finance a portion of the purchase price; (iii) reduction in investment income for utilization of the Company's cash and investments to finance a portion of the purchase price; (iv) the elimination of Aspen's costs associated with shareholder transactions; and (v) the effect on income taxes for the pro forma adjustments.

      The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction been effected at the beginning of such fiscal period or of future results of the combined companies.

                                                         THREE MONTHS ENDED
                                                           MARCH 30, 1997
                                                         ------------------
                                                       (AMOUNTS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)

      Net revenues                                            $60,180
      Loss before income taxes                                 (1,786)
      Net loss                                                   (911)
      Loss per common share
        Basic                                                    (.05)
        Diluted                                                  (.05)

(3)   ACCOUNTS RECEIVABLE, NET

      Accounts receivable consisted of the following:

                                         MARCH 29, 1998      DECEMBER 28, 1997
                                         --------------      -----------------
                                                (AMOUNTS IN THOUSANDS)

      Accounts receivable                    $44,439              $46,486
      Allowance for doubtful accounts         (1,150)                (957)
                                             -------              -------
                                             $43,289              $45,529
                                             =======              =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4)   INVENTORIES

      The components of inventory were as follows:

                                            MARCH 29, 1998    DECEMBER 28, 1997
                                            --------------    -----------------
                                                  (AMOUNTS IN THOUSANDS)

      Raw materials                             $14,766            $12,984
      Work in process                             4,100              3,811
      Finished goods                             64,988             57,355
                                                -------            -------
                                                $83,854            $74,150
                                                =======            =======

(5)   PROPERTY AND EQUIPMENT, NET

      Property and equipment consisted of the following:

                                            MARCH 29, 1998    DECEMBER 28, 1997
                                            --------------    -----------------
                                                  (AMOUNTS IN THOUSANDS)

      Property and equipment at cost
        Land, buildings and improvements        $15,220            $14,598
        Equipment, factory and other             62,831             60,624
                                                -------            -------
                                                 78,051             75,222
      Less accumulated depreciation              40,910             39,544
                                                -------            -------
                                                $37,141            $35,678
                                                =======            =======

(6)   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

      Excess of cost over fair value of net assets acquired is net of accumulated amortization of $33,375 and $32,321 as of March 29, 1998 and December 28, 1997, respectively.

(7)   LONG-TERM OBLIGATIONS

      Long-term obligations consisted of the following:

                                            MARCH 29, 1998    DECEMBER 28, 1997
                                            --------------    -----------------
                                                  (AMOUNTS IN THOUSANDS)

      Term loan                                $ 10,000           $      -
      Credit facility                             6,925                  -
      9.25% Senior Notes, due 2006
        (net of unamortized discount of
        $708 and $730, respectively)            124,292            124,270
      Other                                         633                  -
                                               --------           --------
                                                141,850            124,270
      Less current portion                        1,705                  -
                                               --------           --------
                                               $140,145           $124,270
                                               ========           ========

      The principal of the term loan is payable in quarterly installments of approximately $357,000 commencing on March 31, 1998.

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

      Borrowings under the term loan can be prepaid in whole or in part at any time with no premium or penalty, and bear interest at the same rates as available under the credit facility.

      Borrowings under both the term loan and the credit facility mature in November 2002.

(8)   INCOME TAXES

      The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization which is not deductible for tax purposes. The Company's effective tax rate as reported in its latest annual report on Form 10-K was 51% for the year ended December 28, 1997. The anticipated effective rate for fiscal 1998 is 49%.

(9)   SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

      Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                            MARCH 29, 1998    DECEMBER 28, 1997
                                            --------------    -----------------
                                                  (AMOUNTS IN THOUSANDS)

      Series B ESOP Convertible Preferred
      Stock, par value $.01, redeemable at
         $3.61 per share                        $ 4,610            $ 4,757
      Unearned compensation                        (153)              (358)
                                                -------            -------
                                                $ 4,457            $ 4,399
                                                =======            =======

(10)  COMMON STOCK, $.01 PAR VALUE

      Share information regarding common stock consisted of the following:

                                            MARCH 29, 1998    DECEMBER 28, 1997
                                            --------------    -----------------
                                                  (AMOUNTS IN THOUSANDS)

      Authorized shares                          60,000             60,000
                                                 ======             ======

      Shares issued                              28,610             28,481
      Shares held in treasury                     9,416              9,415
                                                 ------             ------
                                                 19,194             19,066
                                                 ======             ======

(11)  LOSS PER COMMON SHARE

      Basic loss per common share is based upon the weighted average common stock outstanding during each period. Diluted loss per common share is based upon the weighted average of common stock and dilutive common stock equivalent shares outstanding during each period, including Series B ESOP Convertible Preferred Stock. The weighted average number of shares used in computation of diluted loss per share consisted of the following for the periods presented:

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                  MARCH 29, 1998      MARCH 30, 1997
                                                  --------------      --------------
                                                        (AMOUNTS IN THOUSANDS)

      Weighted average shares of common
         stock outstanding during the period              19,116              18,687
      Series B ESOP Convertible Preferred
         Stock                                     anti-dilutive       anti-dilutive
      Weighted average common equivalent
         shares due to stock options               anti-dilutive       anti-dilutive
                                                   -------------       -------------
                                                          19,116              18,687
                                                          ======              ======

      Net loss used in determining basic and diluted loss per share consisted of $645,000 for the three months ended March 29, 1998 and $1,008,000 for the three months ended March 30, 1997.

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

      ENVIRONMENTAL MATTERS

      From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts; Chicago, Illinois; Lititz, Pennsylvania; and at its previously owned facility in Hudson, New Hampshire, hazardous substances, oil or both have been detected and that additional investigation will or may be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

      In connection with the acquisition of Kellogg Brush Manufacturing Co. and subsidiaries ("Kellogg") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Kellogg's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time, recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.1 million and the expense for the ongoing operation, maintenance and ground water monitoring will be approximately $20,500 for Fiscal 1998 and for each of the 30 years thereafter. As of March 29, 1998, the liability recorded by the Company was approximately $2.8 million. Although the current estimated costs of remediation are less than the liability recorded at March 29, 1998, the Company does not consider any further adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $145,500 of the remediation costs in the current year ("Fiscal 1998") with the balance being paid out in fiscal 1999 and 2000. During the first quarter of Fiscal 1998, the Company paid approximately $30,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

(13)  SPECIAL CHARGE

      The special charge for the three months ended March 30, 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The following discussion and analysis of the consolidated results of operations for the thirteen week period ended March 29, 1998 (the "First Quarter of Fiscal 1998") and March 30, 1997 (the "First Quarter of Fiscal 1997") and the financial condition at March 29, 1998 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

     Net revenues for the First Quarter of Fiscal 1998, which includes $5.8 million for Aspen Pet Products, Inc. ("Aspen") acquired during January 1998, increased approximately $13.5 million (25%) from the comparable prior year period. Excluding the effect of Aspen, net revenues increased $7.7 million (14%) from the comparable prior year period. All of the Company's product lines had revenue increases from the prior year, with the largest increase coming from the sale of the Company's kitchenware products, which includes many new categories such as cookware, cutlery, and barware. The increase was primarily the result of new products introduced during recent months and increases in the Company's international business.

GROSS PROFIT

     The Company's gross profit margin declined from 31.6% in the First Quarter of Fiscal 1997 to 30.1% for the First Quarter of Fiscal 1998. The decline in gross profit from the prior year level was primarily due to inefficiencies within the manufacturing of the Company's cleaning products and a change in product mix with increased sales of lower margin products. During the second half of Fiscal 1997, the Company consolidated its cleaning products manufacturing facilities into one facility. The targeted productivity was not achieved during the early part of the First Quarter of Fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses for the First Quarter of 1998, which includes $1.0 million for Aspen, increased approximately $2.2 million (15%) from the comparable prior year period. Excluding the effect of Aspen, the increase was $1.2 million. This increase was primarily due to costs associated with the increase in revenues and expansion of the Company's international operations.

SPECIAL CHARGE

     The special charge for the First Quarter of Fiscal 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS CONTINUED

NET INTEREST EXPENSE

      Net interest expense increased from $2.9 million for the First Quarter of Fiscal 1997 to $3.4 million for the First Quarter of Fiscal 1998. The increase was primarily due to higher borrowings in the First Quarter of Fiscal 1998 due to the acquisition of Aspen in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

      In January 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding equity securities of APP Holding Corporation ("APP"), the parent corporation and sole stockholder of Aspen, a marketer of dog and cat supplies and accessories, as well as other pet products. Pursuant to the Stock Purchase and Sale Agreement, the Company paid approximately $24.5 million in cash and refinanced APP's outstanding bank debt of approximately $9.1 million. In addition, if Aspen achieves certain predetermined financial results during fiscal 1998, 1999, 2000, 2001 and 2002, the Company will make additional annual payments to certain former APP stockholders equal, in the aggregate, to 25% of the amount by which Aspen's Gross Profit (as defined) of each such year exceeds the Base Profit Amount (as defined). The Acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $24 million is being amortized over 40 years.

      During the First Quarter of Fiscal 1998, the Company generated $5.7 million from operations. These funds, along with cash on hand at December 28, 1997, proceeds from a $10 million term loan and borrowings of approximately $6.9 million under the Company's credit facility were used to fund the acquisition of Aspen and capital expenditures of approximately $2.3 million.

      At March 29, 1998, $35.0 million was available for general corporate purposes under the Company's credit facility, less approximately $13.1 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

      Inventories increased from $74 million at December 28, 1997 to $84 million at March 29, 1998. The increase was primarily due to the acquisition of Aspen and build up of new products. Seasonality was also a factor in the increased inventory levels. Accounts receivable declined from $45 million at December 28, 1997 to $43 million at March 29, 1998 despite the inclusion of Aspen. This decline was due to the seasonality of the Company's business.

      The Company has provided approximately $2.8 million for environmental remediation and ongoing operation, maintenance and ground water monitoring costs associated with facilities owned or occupied by the Company's cleaning products business. The Company believes this provision is adequate, but will continue to monitor and adjust the provision, as appropriate, should additional sites be identified or further remediation measures be required or undertaken or should interpretation of current laws or regulations be modified.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 DATE CONVERSION

      The Company's management has initiated a company-wide program to prepare the Company's computer systems for the year 2000. A comprehensive review of the Company's computer systems has been conducted to identify the systems that could be affected by this issue. An implementation plan to resolve this issue has been developed and is being implemented. The Company presently believes that with modifications to existing software and the conversion to new software, the year 2000 problem will not pose a significant operational problem to the Company. The Company expects the year 2000 modifications and conversions to be completed on a timely basis and to cost approximately $50,000 to $100,000, which will be expensed in 1998. However, there can be no assurance that the systems of other parties upon which the Company's business also relies, including, but not limited to, the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of the systems and applications operated by other parties.

INFLATION

      Inflation in general was not considered to be a significant factor in the Company's operations during the periods discussed above.

BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; the timely implementation by the Company of its plan to prepare its computer systems for the year 2000 and timely conversion by other parties on which the Company's business relies; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

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

      In March 1998, the U.S. Court of Appeals for the Federal Circuit ruled that certain insulated bakeware products manufactured by the Company prior to 1996 do not infringe a patent held by a third-party plaintiff. This decision reversed the April 1996 finding of the U.S. District Court for the Northern District of Ohio. The third-party plaintiff has not filed an appeal with respect to this ruling.

ENVIRONMENTAL REGULATION AND CLAIMS

From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 12 of Notes to Consolidated Condensed Financial Statements hereinabove); Chicago, Illinois and Lititz, Pennsylvania; and at the previously owned facility in Hudson, New Hampshire, hazardous substances, oil or both have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit:

      EXHIBIT NO.    DESCRIPTION
      -----------    -----------

         27          Financial Data Schedule

(b) Reports on Form 8-K: On January 21, 1998, the registrant filed a report on Form 8-K as of January 16, 1998 to report under "Item 2. Acquisition or Disposition of Assets" the acquisition of the outstanding equity securities of APP Holding Corporation, the parent and sole stockholder of Aspen Pet Products, Inc. On March 18, 1998, the registrant filed Amendment No. 1 on Form 8-K/A to the foregoing Form 8-K to report that the financial statements and information of Items 7(a) and (b) were not applicable.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      EKCO GROUP, INC.
                                            ------------------------------------
                                                        (Registrant)




Date:  May 11, 1998                         By:  /S/ MALCOLM L. SHERMAN
       ------------------------                 --------------------------------
                                                Malcolm L. Sherman
                                                Chairman and
                                                Chief Executive Officer



                                            By:  /S/ DONATO A. DENOVELLIS
                                                --------------------------------
                                                Donato A. DeNovellis
                                                Executive Vice President,
                                                Finance and Administration, and
                                                Chief Financial Officer

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998




EXHIBIT NO.       DESCRIPTION
-----------       -----------

27                FINANCIAL DATA SCHEDULE