Form 10-Q
period 1998-06-28
EKCO GROUP INC /DE/
filed 1998-08-11
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended JUNE 28, 1998
                                               -------------

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

As of July 31, 1998, there were issued and outstanding 19,514,351 shares of common stock of the registrant.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           JUNE 28,        DECEMBER 28,
                                                             1998             1997
                                                         -----------       ------------
                                                         (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                               $    824         $ 14,565
   Accounts receivable, net                                  47,713           45,529
   Inventories                                               89,047           74,150
   Other current assets                                       8,465            9,021
   Deferred income taxes                                      7,181            6,877
                                                           --------         --------
         Total current assets                               153,230          150,142

Property and equipment, net                                  38,001           35,678
Other assets                                                  7,664            7,563
Excess of cost over fair value of net assets
   acquired, net                                            129,092          107,422
                                                           --------         --------
         Total assets                                      $327,987         $300,805
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion long-term obligations                   $  1,740         $     --
   Accounts payable                                          14,007           14,040
   Accrued expenses                                          26,057           29,290
   Income taxes                                               5,629            6,344
                                                           --------         --------
          Total current liabilities                          47,433           49,674
                                                           --------         --------

Long-term obligations, less current portion                 153,588          124,270
                                                           --------         --------
Other long-term liabilities                                  11,419           11,974
                                                           --------         --------
Series B ESOP Convertible Preferred Stock, net;
   outstanding 1,227 shares and 1,315 shares,
   respectively, redeemable at $3.61 per share                4,450            4,399
                                                           --------         --------
Commitments and contingencies                                    --               --
Minority interest                                               494              494
                                                           --------         --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     19,348 shares and 19,066 shares,
     respectively                                               193              191
   Capital in excess of par value                           110,314          109,462
   Retained earnings                                          4,416            4,665
   Unearned compensation                                     (2,649)          (2,787)
   Accumulated other comprehensive income (loss)             (1,671)          (1,537)
                                                           --------         --------
                                                            110,603          109,994
                                                           --------         --------

         Total liabilities and stockholders' equity        $327,987         $300,805
                                                           ========         ========


    The accompanying notes are an integral part of the financial statements.


                                 EKCO GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)


                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   --------------------             ---------------------
                                                   1998            1997             1998             1997
                                                   ----            ----             ----             ----
Net revenues                                     $70,955          $57,510         $138,371         $111,398
                                                 -------          -------         --------         --------
Costs and expenses
     Cost of sales                                49,019           39,158           96,141           76,028
     Selling, general and administrative          16,542           14,845           33,656           29,745
     Special charge                                   --              320               --              614
     Amortization of excess of cost over
       fair value                                  1,055              907            2,109            1,816
                                                 -------          -------         --------         --------
                                                  66,616           55,230          131,906          108,203
                                                 -------          -------         --------         --------
Income before interest and income taxes            4,339            2,280            6,465            3,195
                                                 -------          -------         --------         --------
Net interest
     Interest expense                              3,645            3,118            7,081            6,253
     Investment income                               (79)            (260)            (134)            (530)
                                                 -------          -------         --------         --------
                                                   3,566            2,858            6,947            5,723
                                                 -------          -------         --------         --------
Income (loss) from operations before
     income taxes                                    773             (578)            (482)          (2,528)

Income tax expense (benefit)                         377             (281)            (233)          (1,223)
                                                 -------          -------         --------         --------

Net income (loss)                                $   396          $  (297)        $   (249)        $ (1,305)
                                                 =======          =======         ========         ========

Earnings (loss) per common share:
     Basic                                       $  0.02          $ (0.02)        $  (0.01)        $  (0.07)
                                                 =======          =======         ========         ========
     Diluted                                     $  0.02          $ (0.02)        $  (0.01)        $  (0.07)
                                                 =======          =======         ========         ========

Weighted average number of shares used in
     computation of per share data:
     Basic                                        19,286           18,934           19,201           18,811
                                                 =======          =======         ========         ========
     Diluted                                      21,259           18,934           19,201           18,811
                                                 =======          =======         ========         ========



    The accompanying notes are an integral part of the financial statements.


                             EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                  (AMOUNTS IN THOUSANDS)
                                        (UNAUDITED)


                                                                               1998            1997
                                                                               ----            ----
Cash flows from operating activities
   Net loss                                                                  $   (249)       $ (1,305)
   Adjustments to reconcile net income to net cash
    provided by (used in) operations
        Depreciation                                                            3,866           3,720
        Amortization of excess of cost over fair value                          2,109           1,816
        Amortization of deferred finance costs                                    329             284
        Other amortization                                                      2,294           2,211
        Special charges                                                            --             614
        Other                                                                    (247)            152
        Changes in certain assets and liabilities, net of effects from acquisition of business, affecting cash provided by (used in)
         operations
             Accounts receivable                                                2,131           5,182
             Inventories                                                       (6,191)        (21,328)
             Prepaid marketing costs                                           (2,034)         (2,151)
             Other assets                                                       1,085             934
             Accounts payable and accrued expenses                             (5,430)         (7,086)
             Income taxes payable                                                (714)          2,686
                                                                             --------        --------
Net cash used in operations
   Continuing operations                                                       (3,051)        (14,271)
   Discontinued operations                                                         --             (51)
                                                                             --------        --------
     Net cash used in operations                                               (3,051)        (14,322)
                                                                             --------        --------
Cash flows from investing activities
   Proceeds from sale of property and equipment                                    65             112
   Capital expenditures for operations                                         (5,224)         (3,482)
   Proceeds from sale of discontinued operations                                   --          14,351
   Acquisition of businesses                                                  (26,935)             --
                                                                             --------        --------
             Net cash provided by (used in) investing activities              (32,094)         10,981
                                                                             --------        --------
Cash flows from financing activities
   Proceeds from issuance of long-term obligations                             30,166              --
   Payment of long-term obligations                                            (9,330)             --
    Other                                                                         548             618
                                                                             --------        --------
             Net cash provided by financing activities                         21,384             618
Effect of exchange rate changes on cash                                            20             (15)
                                                                             --------        --------
Net decrease in cash and cash equivalents                                     (13,741)         (2,738)
Cash and cash equivalents at beginning of year                                 14,565          15,706
                                                                             --------        --------
Cash and cash equivalents at end of period                                   $    824        $ 12,968
                                                                             ========        ========

Cash paid (refunded) during the period for
        Interest                                                             $  6,657        $  5,916
        Income taxes                                                              481          (3,821)



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

     The Company recently adopted Financial Accounting Standards Board Statement No.130 "Reporting Comprehensive Income".

     Comprehensive income (loss) for the three and six months ended June 28, 1998 and June 29, 1997, respectively, was as follows:

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   ------------------        ----------------
                                                  JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                    1998        1997          1998         1997
                                                    ----        ----          ----         ----
                                                               (AMOUNTS IN THOUSANDS)
Net income (loss)                                  $ 396        $(297)       $(249)       $(1,305)
                                                   -----        -----        -----        -------
Other comprehensive income (loss):
     Foreign currency translation adjustment        (171)         (59)        (135)           (84)
     Pension liability adjustment                     --           --            1             --
                                                   -----        -----        -----        -------
                                                    (171)         (59)        (134)           (84)
                                                   -----        -----        -----        -------
Comprehensive income (loss)                        $ 225        $(356)       $(383)       $(1,389)
                                                   =====        =====        =====        =======


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


(2)  ACQUISITION OF ASPEN PET PRODUCTS, INC. (CONTINUED)

Profit (as defined) for each such year exceeds the Base Profit Amount (as defined). The Acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $24 million is being amortized over 40 years. In connection with the Acquisition, liabilities were assumed as follows (amounts in thousands):

    Fair value of assets acquired                                $ 37,067
    Cash paid for stock of Aspen                                  (24,478)
    Expenses incurred in connection with the acquisition             (450)
                                                                 --------
    Liabilities assumed                                          $ 12,139
                                                                 ========


The following unaudited pro forma combined results of operations for the three and six months ended June 29, 1997 have been prepared assuming that the Acquisition occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill; (ii) the interest expense related to the borrowings under the Company's credit facility to finance a portion of the purchase price; (iii) the reduction in investment income due to the utilization of the Company's cash and investments to finance a portion of the purchase price; (iv) the elimination of Aspen's costs associated with shareholder transactions; and (v) the effect on income taxes of the foregoing pro forma adjustments.

     The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the Acquisition been effected at the beginning of such fiscal period or of future results of the combined companies.


                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 29, 1997         JUNE 29, 1997
                                       -------------         -------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net revenues                         $64,720              $124,900
     Loss before income taxes                 (66)               (1,852)
     Net income (loss)                         20                  (891)
     Loss per common share
       Basic                                    -                  (.05)
       Diluted                                  -                  (.05)

(3)  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:

                                           JUNE 28, 1998     DECEMBER 28, 1997
                                           -------------     -----------------
                                               (AMOUNTS IN THOUSANDS)

     Accounts receivable                      $48,768             $46,486
     Allowance for doubtful accounts           (1,055)               (957)
                                              -------             -------
                                              $47,713             $45,529
                                              =======             =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(4)  INVENTORIES

     The components of inventory were as follows:

                                JUNE 28, 1998             DECEMBER 28, 1997
                                -------------             -----------------
                                          (AMOUNTS IN THOUSANDS)
     Raw materials                $13,889                      $12,984
     Work in process                5,318                        3,811
     Finished goods                69,840                       57,355
                                   ------                       ------
                                  $89,047                      $74,150
                                   ======                       ======

(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                          JUNE 28, 1998     DECEMBER 28, 1997
                                          -------------     -----------------
                                                (AMOUNTS IN THOUSANDS)
     Property and equipment at cost
       Land, buildings and improvements      $15,893             $14,598
       Equipment, factory and other           64,895              60,624
                                             -------             -------
                                              80,788              75,222
     Less accumulated depreciation            42,787              39,544
                                             -------             -------
                                             $38,001             $35,678
                                             =======             =======

(6)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $34,430 and $32,321 as of June 28, 1998 and December 28, 1997, respectively.

(7)  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                           JUNE 28, 1998    DECEMBER 28, 1997
                                           -------------    -----------------
                                               (AMOUNTS IN THOUSANDS)
     Term loan                               $  9,643           $      -
     Credit facility                           19,053                  -
     9.25% Senior Notes, due 2006
       (net of unamortized discount of
       $685 and $730, respectively)           124,315            124,270
     Other                                      2,317                  -
                                             --------           --------
                                              155,328            124,270
     Less current portion                       1,740                  -
                                             --------           --------
                                             $153,588           $124,270
                                             ========           ========

     The principal of the term loan is payable in quarterly installments of approximately $357,000, which commenced on March 31, 1998.

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

(8)  INCOME TAXES

     The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization, which is not deductible for tax purposes. The Company's effective tax rate as reported in its latest annual report on Form 10-K was 51% for the year ended December 28, 1997. The anticipated effective rate for fiscal 1998 is 49%.

(9)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                              JUNE 28, 1998    DECEMBER 28, 1997
                                              -------------    -----------------
                                                    (AMOUNTS IN THOUSANDS)
     Series B ESOP Convertible Preferred
     Stock, par value $.01, redeemable at
        $3.61 per share                           $4,450            $4,757
     Unearned compensation                            --              (358)
                                                  ------            ------
                                                  $4,450            $4,399
                                                  ======            ======


(10) COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                  JUNE 28, 1998       DECEMBER 28, 1997
                                  -------------       -----------------
                                        (AMOUNTS IN THOUSANDS)
     Authorized shares                60,000                60,000
                                      ======                ======

     Shares issued                    28,764                28,481
     Shares held in treasury           9,416                 9,415
                                      ------                ------
                                      19,348                19,066
                                      ======                ======


(11) EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period, including Series B ESOP Convertible Preferred Stock. The weighted average number of shares used in computation of diluted earnings (loss) per share consisted of the following for the periods presented:

                                       EKCO GROUP, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            ------------------                  ----------------
                                                         JUNE 28,         JUNE 29,          JUNE 28,        JUNE 29,
                                                          1998              1997              1998            1997
                                                          ----              ----              ----            ----
                                                                    (AMOUNTS IN THOUSANDS)
      Weighted average shares of common
         stock outstanding during the
         period                                          19,286             18,934             19,201        18,811
      Series B ESOP Convertible Preferred                                    anti-              anti-         anti-
         Stock                                            1,247           dilutive           dilutive      dilutive
      Weighted average common equivalent
         shares due to stock options and                                     anti-              anti-         anti-
         warrants                                           726           dilutive           dilutive      dilutive
                                                         ------           --------           --------      --------
                                                         21,259             18,934             19,201        18,811
                                                         ======             ======             ======        ======

      Net earnings (loss) used in determining
         per share amount
         Basic                                             $396              $(297)             $(249)      $(1,305)
                                                           ====              =====              =====       =======
         Diluted                                           $396              $(297)             $(249)      $(1,305)
                                                           ====              =====              =====       =======

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In connection with the acquisition of Kellogg Brush Manufacturing Co. (now known as EKCO Cleaning, Inc. ("Cleaning")) and subsidiaries by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Cleaning's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.1 million and the expense for the ongoing operation, maintenance and ground water monitoring will be approximately $20,500 for Fiscal 1998 and for each of the 30 years thereafter. As of June 28, 1998, the liability recorded by the Company was approximately $2.8 million. Although the current estimated costs of remediation are less than the liability recorded at June 28, 1998, the Company does not consider any further adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $145,500 of the remediation costs in the current year ("Fiscal 1998") with the balance being paid out in fiscal 1999 and 2000. During the first half of Fiscal 1998, the Company paid approximately $33,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

(13) SPECIAL CHARGE

     The special charge for the three and six months ended June 29, 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the thirteen week period ended June 28, 1998 (the "Second Quarter of Fiscal 1998") and June 29, 1997 (the "Second Quarter of Fiscal 1997") and for the twenty six week period ended June 28, 1998 (the "First Half of Fiscal 1998") and June 29, 1997 (the "First Half of Fiscal 1997") and the financial condition at June 28, 1998 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

Net revenues by product category were as follows:


                                       SECOND QUARTER                  FIRST HALF
                                       --------------                  ----------
                                     1998           1997           1998           1997
                                     ----           ----           ----           ----
                                                  (AMOUNTS IN THOUSANDS)
Bakeware                            $12,700       $ 13,298       $ 29,485       $ 28,205
Kitchenware                          23,878         18,021         44,393         35,130
Cleaning products                    13,554         14,545         26,428         26,086
Pest control and small animal
  care and control products           9,617          8,930         18,197         16,741
VIA products                          3,122          2,716          6,028          5,236
Pet products                          8,084             --         13,840             --
                                    -------       --------       --------       --------
                                    $70,955       $ 57,510       $138,371       $111,398
                                    =======       ========       ========       ========


     Net revenues for the Second Quarter and First Half of Fiscal 1998, which include $8.1 million and $13.8 million, respectively for Aspen Pet Products, Inc. ("Aspen"), which was acquired during January 1998, increased approximately $13.4 million (23%) and $27.0 million (24%) from the comparable prior year periods, respectively. Excluding the effect of the acquisition of Aspen, net revenues increased $5.4 million (9%) and $13.1 million (12%) from the comparable prior year periods, respectively. The increase in net revenues was primarily the result of increases in sales of the Company's kitchenware products, which include many new categories, such as cookware, cutlery and barware. Additionally, kitchenware revenues benefited from sales of cutlery and flatware under the Regent Sheffield(R) and Wiltshire(R) brand names. The North American rights to those brand names were licensed by the Company in May 1998.

GROSS PROFIT

     The gross profit margin for the Second Quarter and First Half of Fiscal 1998 was 30.9% and 30.5%, respectively. For the Second Quarter and First Half of Fiscal 1997, the gross profit margin was 31.9% and 31.8%, respectively. The decline in gross profit margin from the prior year period was primarily due to inefficiencies within the manufacturing of the Company's cleaning products and a change in product mix with

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


GROSS PROFIT (CONTINUED)

increased sales of lower margin products. The decline in gross profit margin was partially offset by the inclusion of Aspen, which had a gross profit margin higher than the Company's consolidated gross profit margin.

     During the Second Half of Fiscal 1997, the Company consolidated its cleaning product manufacturing facilities into one facility. The target productivity was not achieved during the First Half of 1998. The Company's management is pursuing several strategic alternatives to address the issues the Company's cleaning products group is facing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses for the Second Quarter and First Half of 1998, which includes $1.3 million and $2.3 million, respectively for Aspen, increased approximately $1.7 million (11%) and $3.9 million (13%), respectively from the comparable prior year periods. Excluding Aspen, the increase was $400,000 (2.8%)and $1.6 million (5.5%), respectively. The increase was primarily due to costs associated with the increase in revenues and expansion of the Company's international operations.

SPECIAL CHARGE

     The special charge for the First Quarter of Fiscal 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

NET INTEREST EXPENSE

     Net interest expense increased from $2.9 million and $5.7 million for the Second Quarter and First Half of Fiscal 1997, respectively, to $3.6 million and $6.9 million for the Second Quarter and First Half of Fiscal 1998, respectively. The increase was primarily due to higher borrowings in Fiscal 1998 due to the acquisition of Aspen in January 1998.


LIQUIDITY AND CAPITAL RESOURCES

     In January 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding equity securities of APP Holding Corporation ("APP"), the parent corporation and sole stockholder of Aspen, a marketer of dog and cat supplies and accessories, as well as other pet products. Pursuant to the Stock Purchase and Sale Agreement, the Company paid approximately $24.5 million in cash and refinanced APP's outstanding bank debt of approximately $9.1 million. In addition, if Aspen achieves certain predetermined financial results during fiscal 1998, 1999, 2000, 2001 and 2002, the Company will make additional annual payments to certain former APP stockholders equal, in the aggregate, to 25% of the amount by which Aspen's Gross Profit (as defined) for each such year exceeds the Base Profit Amount (as defined). The Acquisition has been accounted for under the purchase method of accounting and goodwill of approximately $24 million is being amortized over 40 years.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


     During May 1998, the Company acquired the exclusive North American rights to sell cutlery and flatware products under the Regent Sheffield(R) and Wiltshire(R) brands. The Company paid approximately $2.5 million in cash for the rights and inventory with a value of approximately $2.3 million, and is obligated to make future royalty payments pursuant to a license agreement.

     During the First Half of Fiscal 1998, the Company used cash on hand at December 28, 1997, proceeds from a $10 million term loan and borrowings of approximately $10.8 million under the Company's revolving credit facility to fund (i) the acquisition of Aspen, (ii) the acquisition of the exclusive North American rights to market products under the Regent Sheffield(R) and Wiltshire(R) brands, (iii) capital expenditures of approximately $5.2 million and (iv) ongoing operations, which required expenditures of approximately $3.1 million.

     At June 28, 1998, $24.3 million was available for general corporate purposes under the Company's credit facility, net of approximately $11.7 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

     Inventories increased from $74 million at December 28, 1997 to $89 million at June 28, 1998. The increase was primarily due to the acquisition of Aspen, the addition of Regent Sheffield(R) and Wiltshire(R) products and the build up of new products. Seasonality was also a factor in the increased inventory levels. Accounts receivable increased from $46 million at December 28, 1997 to $48 million at June 28, 1998, principally due to the increase in net revenues of approximately $13 million during the Second Quarter.

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

However, there can be no assurance that the systems of other parties upon which the Company's business also relies, including, but not limited to, the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of the systems and applications operated by other parties or if the Company's modifications to existing software and conversion to new software does not achieve the desired results or is not completed in a timely manner.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held on May 12, 1998 in Boston, Massachusetts, each of the persons nominated for election as a director of the Company was elected by the votes shown below. Each director will hold office until the next annual meeting of stockholders and until his successor is duly chosen and qualified or until his earlier resignation or removal.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                                             NO. OF              NO. OF
                                          SHARES VOTED           SHARES
                                              FOR               WITHHELD
                                          ------------          --------
         George W. Carmany, III            16,746,939           181,313
         Michael G. Frieze                 16,757,790           170,465
         Avram J. Goldberg                 16,753,540           174,715
         Kenneth J. Novack                 16,757,290           171,265
         Stuart B. Ross                    16,757,811           170,443
         Malcolm L. Sherman                16,756,165           172,090
         Bill W. Sorenson                  16,755,361           172,893
         Herbert M. Stein                  16,622,108           306,145

ITEM 5.  OTHER INFORMATION

     To be considered for inclusion in the proxy statement relating to the Annual Meeting of Stockholders to be held in 1999, stockholder proposals must be received no later than November 27, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than March 12, 1999. All stockholder proposals should be marked for the attention of John Jay Althoff, Secretary of the Company, 98 Spit Brook Road, Suite 102, Nashua, New Hampshire 03062.

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



                                                   EKCO GROUP, INC.
                                          -------------------------------------
                                                    (Registrant)






Date:   August 11, 1998                   By: /S/ MALCOLM L. SHERMAN
       -------------------------              ---------------------------------
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

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998





EXHIBIT NO.         DESCRIPTION
-----------         -----------

  27                Financial Data Schedule