Form 10-Q
period 1998-09-27
EKCO GROUP INC /DE/
filed 1998-11-10
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For quarterly period ended SEPTEMBER 27, 1998
                                             ------------------


                          Commission File Number 1-7484



                                EKCO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           DELAWARE                                             11-2167167
-------------------------------                             ------------------
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


As of November 2, 1998, there were issued and outstanding 19,639,948 shares of common stock of the registrant.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    SEPTEMBER 27,   DECEMBER 28,
                                                        1998            1997
                                                    ------------    -----------
                                                         (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                          $     919       $ 14,565
   Accounts receivable, net                              60,526         45,529
   Inventories                                           89,112         74,150
   Other current assets                                   7,180          9,021
   Deferred income taxes                                  7,181          6,877
                                                      ---------       --------
         Total current assets                           164,918        150,142

Property and equipment, net                              39,377         35,678
Other assets                                              7,494          7,563
Excess of cost over fair value of net assets
   acquired, net                                        127,995        107,422
                                                      ---------       --------
         Total assets                                 $ 339,784       $300,805
                                                      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion long-term obligations              $   1,743       $     --
   Accounts payable                                      15,968         14,040
   Accrued expenses                                      32,087         29,290
   Income taxes                                           8,522          6,344
                                                      ---------       --------
          Total current liabilities                      58,320         49,674
                                                      ---------       --------

Long-term obligations, less current portion             150,292        124,270
                                                      ---------       --------
Other long-term liabilities                              11,040         11,974
                                                      ---------       --------
Series B ESOP Convertible Preferred Stock, net;
   outstanding 1,193 shares and 1,315 shares,
   respectively, redeemable at $3.61 per share            4,337          4,399
                                                      ---------       --------
Commitments and contingencies                                --             --
Minority interest                                           494            494
                                                      ---------       --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     19,624 shares and 19,066 shares,
     respectively                                           196            191
   Capital in excess of par value                       111,239        109,462
   Retained earnings                                      8,064          4,665
   Unearned compensation                                 (2,403)        (2,787)
   Accumulated other comprehensive loss                  (1,795)        (1,537)
                                                      ---------       --------
                                                        115,301        109,994
                                                      ---------       --------

         Total liabilities and stockholders' equity   $ 339,784       $300,805
                                                      =========       ========



    The accompanying notes are an integral part of the financial statements.


                             EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 1998
                                  AND SEPTEMBER 28, 1997
                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ---------------------    ----------------------
                                               1998         1997         1998        1997
                                             --------    ---------    ---------    ---------
Net revenues                                 $ 89,052    $  81,818    $ 227,423    $ 193,216
                                             --------    ---------    ---------    ---------

Costs and expenses
     Cost of sales                             58,658       52,634      154,799      128,662
     Selling, general and administrative       18,585       16,123       52,241       45,868
     Special charge                                --          169           --          783
     Amortization of excess of cost over
       fair value                               1,057          909        3,166        2,725
                                             --------    ---------    ---------    ---------
                                               78,300       69,835      210,206      178,038
                                             --------    ---------    ---------    ---------
Income before interest and income taxes        10,752       11,983       17,217       15,178
                                             --------    ---------    ---------    ---------
Net interest
     Interest expense                           3,660        3,072       10,741        9,325
     Investment income                            (57)         (75)        (191)        (605)
                                             --------    ---------    ---------    ---------
                                                3,603        2,997       10,550        8,720
                                             --------    ---------    ---------    ---------
Income from operations before income taxes      7,149        8,986        6,667        6,458

Income tax expense                              3,501        4,450        3,268        3,227
                                             --------    ---------    ---------    ---------

Net income                                   $  3,648    $   4,536    $   3,399    $   3,231
                                             ========    =========    =========    =========

Earnings per common share:
     Basic                                   $   0.19    $    0.24    $    0.18    $    0.17
                                             ========    =========    =========    =========
     Diluted                                 $   0.17    $    0.22    $    0.16    $    0.16
                                             ========    =========    =========    =========

Weighted average number of shares used in
     computation of per share data:
     Basic                                     19,526       18,979       19,309       18,867
                                             ========    =========    =========    =========
     Diluted                                   21,348       20,983       21,296       20,761
                                             ========    =========    =========    =========




    The accompanying notes are an integral part of the financial statements.


                             EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                                  (AMOUNTS IN THOUSANDS)
                                        (UNAUDITED)

                                                                           1998        1997
                                                                           ----        ----
Cash flows from operating activities
   Net loss                                                              $  3,399    $  3,231
   Adjustments to reconcile net income to net cash
    provided by (used in) operations
        Depreciation                                                        5,805       5,475
        Amortization of excess of cost over fair value                      3,166       2,725
        Amortization of deferred finance costs                                497         426
        Other amortization                                                  3,446       3,941
        Special charges                                                        --         783
        Other                                                                 (71)      2,464
        Changes in certain assets and liabilities, net of effects from acquisition of business, affecting cash provided by (used in)
         operations
             Accounts receivable                                          (10,891)    (16,016)
             Inventories                                                   (6,388)    (31,479)
             Prepaid marketing costs                                       (2,816)     (4,790)
             Other assets                                                   2,366         203
             Accounts payable and accrued expenses                          2,199         553
             Income taxes payable                                           2,180       4,240
                                                                         --------    --------
                Net cash provided by (used) in operations
                  Continuing operations                                     2,892     (28,244)
                  Discontinued operations                                      --        (570)
                                                                         --------    --------
                Net cash provided by (used in) operations                   2,892     (28,814)
                                                                         --------    --------
Cash flows from investing activities
   Proceeds from sale of property and equipment                                68         144
   Capital expenditures for operations                                     (8,597)     (5,078)
   Proceeds from sale of discontinued operations                               --      17,600
   Acquisition of businesses                                              (26,935)         --
                                                                         --------    --------
             Net cash provided by (used in) investing activities          (35,464)     12,666
                                                                         --------    --------
Cash flows from financing activities
   Proceeds from issuance of long-term obligations                         30,074          --
   Payment of long-term obligations                                       (12,645)         --
   Other                                                                    1,364         832
                                                                         --------    --------
             Net cash provided by financing activities                     18,793         832
Effect of exchange rate changes on cash                                       133         (15)
                                                                         --------    --------
Net decrease in cash and cash equivalents                                 (13,646)    (15,331)
Cash and cash equivalents at beginning of year                             14,565      15,706
                                                                         --------    --------
Cash and cash equivalents at end of period                               $    919    $    375
                                                                         ========    ========


Cash paid (refunded) during the period for
        Interest                                                         $  7,241    $  5,915
        Income taxes                                                        1,088      (3,218)



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

     The Company recently adopted Financial Accounting Standards Board Statement No.130 "Reporting Comprehensive Income".

     Comprehensive income for the three and nine months ended September 27, 1998 and September 28, 1997, respectively, was as follows:


                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                               ------------------    ------------------
                                                1998        1997      1998       1997
                                               -------    -------    -------    -------
                                                         (AMOUNTS IN THOUSANDS)

Net income                                     $ 3,648    $ 4,536    $ 3,399    $ 3,231
                                               -------    -------    -------    -------
Other comprehensive income (loss):
     Foreign currency translation adjustment      (124)        14       (259)       (70)
     Pension liability adjustment                   --         --          1         --
                                               -------    -------    -------    -------
                                                  (124)        14       (258)       (70)
                                               -------    -------    -------    -------
Comprehensive income                           $ 3,524    $ 4,550    $ 3,141    $ 3,161
                                               =======    =======    =======    =======


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
                                                                  ========

     The following unaudited pro forma combined results of operations for the three and nine months ended September 28, 1997 have been prepared assuming that the Acquisition occurred at the beginning of such period. In preparing the pro forma data, adjustments have been made for: (i) the amortization of goodwill;
(ii) the interest expense related to the borrowings under the Company's credit facility to finance a portion of the purchase price; (iii) the reduction in investment income due to the utilization of the Company's cash and investments to finance a portion of the purchase price; (iv) the elimination of Aspen's costs associated with shareholder transactions; and (v) the effect on income taxes of the foregoing pro forma adjustments.

     The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the Acquisition been effected at the beginning of such fiscal period or of future results of the combined companies.

                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                SEPTEMBER 28, 1997            SEPTEMBER 28, 1997
                                ------------------            ------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

 Net revenues                        $89,882                      $214,782
 Income before income taxes            9,390                         7,538
 Net income                            4,789                         3,898
 Earnings per common share
   Basic                                 .25                           .21
   Diluted                               .23                           .19

(3)  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:


                                       SEPTEMBER 27, 1998     DECEMBER 28, 1997
                                       ------------------     -----------------
                                                (AMOUNTS IN THOUSANDS)
Accounts receivable                         $61,614             $46,486
Allowance for doubtful accounts              (1,088)               (957)
                                            -------             -------
                                            $60,526             $45,529
                                            =======             =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



(4)  INVENTORIES

     The components of inventory were as follows:

                                SEPTEMBER 27, 1998        DECEMBER 28, 1997
                                ------------------        -----------------
                                         (AMOUNTS IN THOUSANDS)
Raw materials                        $13,002                   $12,984
Work in process                        4,833                     3,811
Finished goods                        71,277                    57,355
                                     -------                   -------
                                     $89,112                   $74,150
                                     =======                   =======


(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                        SEPTEMBER 27, 1998    DECEMBER 28, 1997
                                        ------------------    -----------------
                                                (AMOUNTS IN THOUSANDS)
 Property and equipment at cost
   Land, buildings and improvements          $17,026               $14,598
   Equipment, factory and other               67,041                60,624
                                             -------               -------
                                              84,067                75,222
 Less accumulated depreciation                44,690                39,544
                                             -------               -------
                                             $39,377               $35,678
                                             =======               =======


(6)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $35,487 and $32,321 as of September 27, 1998 and December 28, 1997, respectively.

(7)  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:


                                       SEPTEMBER 27, 1998    DECEMBER 28, 1997
                                       ------------------    -----------------
                                                (AMOUNTS IN THOUSANDS)
 Term loan                                  $  9,286             $     --
 Credit facility                              16,149                   --
 9.25% Senior Notes, due 2006
   (net of unamortized discount of
   $663 and $730, respectively)              124,337              124,270
 Other                                         2,263                   --
                                            --------             --------
                                             152,035              124,270
 Less current portion                          1,743                   --
                                            --------             --------
                                            $150,292             $124,270
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

(9)  SERIES B ESOP CONVERTIBLE PREFERRED STOCK, NET

     Series B ESOP Convertible Preferred Stock, net, consisted of the following:

                                         SEPTEMBER 27, 1998    DECEMBER 28, 1997
                                         ------------------    -----------------
                                                   (AMOUNTS IN THOUSANDS)
Series B ESOP Convertible Preferred
Stock, par value $.01, redeemable at
   $3.61 per share                             $4,337              $4,757
Unearned compensation                              --                (358)
                                               ------              ------
                                               $4,337              $4,399
                                               ======              ======


(10) COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                 SEPTEMBER 27, 1998         DECEMBER 28, 1997
                                 ------------------         -----------------
                                           (AMOUNTS IN THOUSANDS)
Authorized shares                      60,000                    60,000
                                       ======                    ======

Shares issued                          29,039                    28,481
Shares held in treasury                 9,415                     9,415
                                       ------                    ------
                                       19,624                    19,066
                                       ======                    ======


(11) EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings per common share is based upon the weighted average number of common shares outstanding during each period. Diluted earnings per common share is based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during each period, including Series B ESOP Convertible Preferred Stock. The weighted average number of shares used in computation of diluted earnings per share consisted of the following for the periods presented:

                             EKCO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                        (UNAUDITED)


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                         ------------------          -----------------
                                     SEPTEMBER 27,  SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                                         1998          1997          1998          1997
                                         ----          ----          ----          ----
                                             (AMOUNTS IN THOUSANDS)
Weighted average shares of
  common stock outstanding
  during the period                     19,526        18,979        19,309        18,867
Series B ESOP Convertible
  Preferred Stock                        1,221         1,376         1,261         1,398
Weighted average common
  equivalent shares due to
  stock options and warrants               602           628           726           496
                                       -------       -------       -------       -------
                                        21,349        20,983        21,296        20,761
                                       =======       =======       =======       =======

Net earnings used in determining
  per share amount
        Basic                          $ 3,648       $ 4,536       $ 3,399       $ 3,231
                                       =======       =======       =======       =======
        Diluted                        $ 3,648       $ 4,536       $ 3,399       $ 3,231
                                       =======       =======       =======       =======

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In connection with the acquisition of Kellogg Brush Manufacturing Co. (now known as EKCO Cleaning, Inc. ("Cleaning")) and subsidiaries by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Cleaning's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs thereof. Management, based upon the engineering studies, originally estimated the total remediation and ongoing ground water monitoring costs to be approximately $6.0 million, including the effects of inflation, and accordingly at that time recorded a liability of approximately $3.8 million, representing the undiscounted costs of remediation and the net present value of future costs discounted at 6%. Based upon the most recent cost estimates provided by the Consultants, the Company believes the total remediation and compliance costs will be approximately $1.1 million and the expense for the ongoing operation, maintenance and ground water monitoring will be approximately $20,500 for Fiscal 1998 and for each of the 30 years thereafter. As of September 27, 1998, the liability recorded by the Company was approximately $2.8 million. Although the current estimated costs of remediation are less than the liability recorded at September 27, 1998, the Company does not consider any further adjustment to be prudent at this time given the inherent uncertainties involved in completing the remediation processes. The Company expects to pay approximately $145,500 of the remediation costs in the current year ("Fiscal 1998") with the balance being paid out in fiscal 1999 and 2000. During the first nine months of Fiscal 1998, the Company paid approximately $60,000 of such costs. The estimates may subsequently change should additional sites be identified or further remediation measures be required or undertaken or interpretation of current laws or regulations be modified. The Company has not anticipated any insurance proceeds or third-party payments in arriving at the above estimates.

(13) SPECIAL CHARGE

     The special charge for the three and nine months ended September 28, 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

(14) SUBSEQUENT EVENT

     On October 28, 1998 the Company announced that it had signed a Letter of Intent with Lassen Manufacturing, Inc., Los Angeles, California, with respect to the proposed sale to Lassen of the Wright-Bernet and Cleaning Specialty divisions of the Company's cleaning products business. The Company expects to incur a pre-tax charge of approximately $16.2 million in the fourth quarter ending January 3, 1999, which equates to $15.2 million or $0.71 per diluted share, after related income tax benefits. Included in the charge is a $13.7 million write-off of goodwill for which there is no tax benefit. Lassen Manufacturing intends to continue to manufacture Wright-Bernet products at the Hamilton, Ohio facility under a lease agreement with the Company, and will continue to utilize the Cleaning Specialty manufacturing facility in Nashville, Tennessee. Completion of the transaction is expected by year-end and is subject to due diligence and the execution of a definitive agreement.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the thirteen week period ended September 27, 1998 (the "Third Quarter of Fiscal 1998") and September 28, 1997 (the "Third Quarter of Fiscal 1997") and for the thirty-nine week period ended September 27, 1998 (the "First Nine Months of Fiscal 1998") and September 28, 1997 (the "First Nine Months of Fiscal 1997") and the financial condition at September 27, 1998 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations for and the balance sheet as of the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

Net revenues by product category were as follows:

                                     THIRD QUARTER        FIRST NINE MONTHS
                                     -------------        -----------------
                                  1998       1997(1)     1998(1)     1997(1)
                                  ----       -------     -------     -------
                                           (AMOUNTS IN THOUSANDS)
Bakeware                         $28,134    $ 28,007    $ 59,845    $ 57,810
Kitchenware                       27,046      27,591      75,241      66,359
Cleaning products                 13,858      16,630      40,286      42,716
Pest control and small animal
  care and control products       10,871       9,590      29,068      26,331
Pet products                       9,143          --      22,983          --
                                 -------    --------    --------    --------
                                 $89,052    $ 81,818    $227,423    $193,216
                                 =======    ========    ========    ========

(1) Certain amounts have been reclassified to be consistent with the classification used for the three months ended September 27, 1998.

     Net revenues for the Third Quarter and First Nine Months of Fiscal 1998, which include $9.1 million and $23.0 million, respectively for Aspen Pet Products, Inc. ("Aspen"), which was acquired during January 1998, increased approximately $7.2 million (8.8%) and $34.2 million (17.7%) from the comparable prior year periods, respectively. Excluding the effect of the acquisition of Aspen, net revenues for the First Nine Months of Fiscal 1998 increased $11.2 million (5.8%) from the comparable prior year period. The increase in net revenues was primarily the result of increases in sales of the Company's kitchenware products in the first six months of fiscal 1998, which include new categories such as cookware, cutlery and barware. Additionally, kitchenware revenues benefited from sales of cutlery and flatware under the Regent Sheffield(R) and Wiltshire(R) brand names. The North American rights to those brand names were licensed by the Company in May 1998. Sales of the Company's bakeware benefited from a greater penetration in upscale markets from Farberware(R) products, while sales of the Company's pest control and small animal care and control products benefited from a strong rodent season resulting from warm weather brought on by El Nino and increased distribution of new products. These increases were partially offset by a decline in sales of the Company's cleaning products which were adversely affected by the loss of some major customers and a large pallet and

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET REVENUES (CONTINUED)

flood relief promotion in Fiscal 1997 that was not repeated in Fiscal 1998. Net revenues for the Third Quarter of Fiscal 1998, excluding the effect of the acquisition of Aspen, declined $1.9 million (2.3%) from the comparable prior year period. The decline was primarily the result of lower sales of the Company's cleaning products previously mentioned. Additionally, sales of the Company's kitchenware products in the Third Quarter of Fiscal 1998 were adversely affected by sluggish retail sales of certain major customers and intense competitive pricing.

GROSS PROFIT

     The gross profit margin for the Third Quarter and First Nine Months of Fiscal 1998 was 34.1% and 31.9%, respectively. For the Third Quarter and First Nine Months of Fiscal 1997, the gross profit margin was 35.7% and 33.4%, respectively. The decline in gross profit margin from the prior year periods was primarily due to inefficiencies within the manufacturing of the Company's cleaning products, the effect of intensive competition in the Company's kitchenware products, and increases in manufacturing and distribution costs incurred in anticipation of a higher than realized volume of sales. The decline in gross profit margin was partially offset by the inclusion of Aspen, which had a gross profit margin higher than the Company's consolidated gross profit margin.

     During the Second Half of Fiscal 1997, the Company consolidated its cleaning product manufacturing facilities into one facility. The target productivity was not achieved during the First Nine Months of 1998. See Liquidity and Capital Resources for information regarding the Company's proposed sale of a portion of its cleaning products business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses for the Third Quarter and First Nine Months of Fiscal 1998, which includes $1.6 million and $3.9 million, respectively for Aspen, increased approximately $2.5 million (15.3%) and $6.4 million (13.9%), respectively from the comparable prior year periods. Excluding Aspen, the increase was $900,000 (5.0%) and $2.5 million (5.3%), respectively. The increase was primarily due to costs associated with sales of cutlery and flatware under the Regent Sheffield(R) and Wiltshire(R) brand names, expansion of the Company's international operations, and, for the First Nine Months of Fiscal 1998, costs associated with increase in revenues.

SPECIAL CHARGE

     The special charge for fiscal 1997 relates to the recognition of appreciation in value of stock appreciation rights granted to the Company's former chief executive officer pursuant to a December 1996 severance arrangement.

NET INTEREST EXPENSE

     Net interest expense increased from $3.0 million and $8.7 million for the Third Quarter and First Nine Months of Fiscal 1997, respectively, to $3.6 million and $10.6 million for the Third Quarter and First Nine Months of Fiscal 1998, respectively. The increase was primarily due to higher borrowings in Fiscal 1998 due to the acquisition of

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


NET INTEREST EXPENSE (CONTINUED)

Aspen in January 1998 and the acquisition of exclusive rights to sell cutlery and flatware under the Regent Sheffield(R) and Wiltshire(R) brand names in May 1998.


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

     On October 28, 1998 the Company announced that it had signed a Letter of Intent with Lassen Manufacturing, Inc., Los Angeles, California, with respect to the proposed sale to Lassen of the Wright-Bernet and Cleaning Specialty divisions of the Company's cleaning products business. The Company expects to incur a pre-tax charge of approximately $16.2 million in the fourth quarter ending January 3, 1999, which equates to $15.2 million or $0.71 per diluted share, after related income tax benefits. Included in the charge is a $13.7 million write-off of goodwill for which there is no tax benefit. Lassen Manufacturing intends to continue to manufacture Wright-Bernet products at the Hamilton, Ohio facility under a lease agreement with the Company, and will continue to utilize the Cleaning Specialty manufacturing facility in Nashville, Tennessee. Completion of the transaction is expected by year-end and is subject to due diligence and the execution of a definitive agreement.

     During the First Nine Months of Fiscal 1998, the Company generated approximately $2.9 million from operations. The comparable results for the prior year was a usage of approximately $28.8 million. Such funds, along with a portion of cash on hand at December 28, 1997, proceeds from a $10 million term loan and borrowings of approximately $7.4 million under the Company's revolving credit facility were used to fund (i) the acquisition of Aspen, (ii) the acquisition of the exclusive North American rights to market products under the Regent Sheffield(R) and Wiltshire(R) brands, and (iii) capital expenditures of approximately $8.6 million.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     At September 27, 1998, $26.0 million was available for general corporate purposes under the Company's credit facility, net of approximately $12.9 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

     Inventories increased from $74 million at December 28, 1997 to $89 million at September 27, 1998. The increase was primarily due to the acquisition of Aspen, the addition of Regent Sheffield(R) and Wiltshire(R) products and the build up of new products. Seasonality was also a factor in the increased inventory levels. The increase in accounts receivable and accrued expenses from the December 28, 1997 levels were primarily due to the seasonality of the Company's business.

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

YEAR 2000 DATE CONVERSION

     The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. Without corrective measures, this issue could cause computer applications to fail or to create erroneous results. Incomplete or untimely resolution of the Year 2000 issue by the Company or by its key vendors, customers, suppliers or by other third parties could have a materially adverse impact on the Company's business, operations or financial condition in the future.

     Beginning in September 1997 as part of a larger company-wide enhancement program (more fully described below), the Company reviewed its infrastructure, including its computer equipment, software and systems ("IT Systems") which could be affected by the Year 2000 issue. To date, the Company has completed the solutions implementation and testing phase for 60% of all critical IT Systems and anticipates that the solutions implementation and testing for the remaining 40% will be completed by the end of the second quarter of fiscal 1999. All non-critical IT Systems are currently in the solutions implementation phase, which, along with testing, is scheduled for completion by the end of the second quarter of fiscal 1999. The Company's Year 2000 compliance initiatives ("Year 2000 Project") also include a comprehensive review of the embedded chip technology contained in its non-IT Systems, such as buildings, plant, equipment and other infrastructure. This review is presently in process, and the Company anticipates completion of the review during the first quarter of fiscal 1999.
In addition, in the fourth quarter of Fiscal 1998 the Company will commence a formal communication program with

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 DATE CONVERSION (CONTINUED)

its key vendors, customers, suppliers and other third parties to determine the status of their Year 2000 compliance programs and to assess the likelihood and potential impact on the Company of non-compliance by any such party. Based on the results of the Company's Year 2000 Project, the Company anticipates that it will develop contingency plans during the second quarter of fiscal 1999 to mitigate the major effects of any anticipated disruptions.

     The Company's Year 2000 Project is just one component of its larger company-wide program to enhance its IT Systems and non-IT Systems (the "Enhancement Program"). The Company engaged a software consulting firm to assist it with the Enhancement Program and is also utilizing internal and external resources to implement and test its IT Systems as part of the Year 2000 Project. Other components of the Company's Enhancement Program have not been delayed due to the Year 2000 Project and are in the process of being implemented. Based on currently available information, the Company estimates the cost of the entire Enhancement Program, including the Year 2000 Project, to be $1.5 million. To date, the Company has expended $650,000 of the estimated project costs and projects that an additional $350,000 will be expended in Fiscal 1998 and $500,000 will be expended in fiscal 1999. The Company's Enhancement Program costs are funded through cash from operations and borrowings under the Company's credit facility.

     Based on currently available information, the Company expects that all phases of its Year 2000 Project will be completed by the end of the second quarter of fiscal 1999. With the completed and planned Year 2000 Project modifications to its IT Systems and non-IT Systems, the Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties on which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties, will be converted on a timely basis. If the Company's Year 2000 Project does not achieve the desired results or is not completed in a timely manner or if the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in the normal business activities of purchasing, manufacturing or delivering its products, which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some business disruption in the Company's business may be likely as a result of Year 2000 failures by third parties, the Company is not able at this time to ascertain the extent of any such disruption.

     The dates on which the Company believes it will complete its Year 2000 Project modifications and initiatives and the project costs are based on management's best estimates. There can be no guarantee, however, that these estimates will be achieved and actual results could differ materially from those anticipated. In addition to the Company's reliance on third parties to remediate their own Year 2000 issues, specific factors that might cause such material differences include, but are not limited to, the continued availability and cost of trained personnel and the ability to locate and correct all relevant computer codes.

                          GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


INFLATION

     Inflation in general was not considered to be a significant factor in the Company's operations during the periods discussed above.


BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; the timely implementation by the Company of its Year 2000 Project, the future costs associated with its Year 2000 Project and the timely conversion by key vendors, customers, suppliers and other third parties on which the Company's business relies; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:

     EXHIBIT NO.                     DESCRIPTION
     -----------                     -----------
         27                          Financial Data Schedule

(b)  Reports on Form 8-K: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      EKCO GROUP, INC.
                                           ------------------------------------
                                                      (Registrant)






Date:  November 10, 1998                  By:   /S/ MALCOLM L. SHERMAN
       --------------------------               -------------------------------
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

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998





EXHIBIT NO.           DESCRIPTION
-----------           -----------

    27                Financial Data Schedule