Form 10-K
period 1999-01-03
EKCO GROUP INC /DE/
filed 1999-03-31
CIK 18827

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

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of voting capital stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately
$71 million based upon the closing price of the shares on the New York Stock Exchange Composite Tape on March 26, 1999.

     As of March 26, 1999, there were issued and outstanding 19,101,326 shares of Common Stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 3, 1999: Parts I and II. Portions of the registrant's definitive proxy statement with respect to the Annual Meeting of Stockholders to be held on May 25, 1999: Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

          EKCO Group, Inc. ("EKCO" or the "registrant" and, together with its subsidiaries, the "Company") is a leading United States developer, manufacturer and marketer of branded consumer products that are broadly marketed primarily in the United States through major mass merchant, supermarket, home, hardware, specialty and department stores. The Company's products include household items such as bakeware, kitchenware, pantryware, brooms, brushes and mops, as well as non-poisonous and low-toxic household pest control products and small animal care and control products. In addition, the Company also markets pet products, such as ropes, chews, collars and leashes. The Company believes it is the leading United States supplier of metal bakeware, kitchen tools and gadgets and non-toxic pest control products. In addition, the Company believes it is a leading United States manufacturer and marketer of small animal care and control products, marketer of other kitchenware products and cleaning products (primarily brushes, brooms and mops), and marketer and supplier of pet supplies and accessories.

          The Company was incorporated in Delaware in 1968. The current business of the Company was established in 1987 through the Company's purchase of EKCO Housewares, Inc. and through subsequent acquisitions and internal development. The Company has acquired or developed the following businesses and product categories (net of divestitures):

          October 1987--acquisition of EKCO Housewares, Inc. ("EKCO Housewares"), a manufacturer and marketer of bakeware and kitchen tools and gadgets.

          January 1989--acquisition of Woodstream Corporation ("Woodstream"), a manufacturer and marketer of non-toxic pest control products.

          December 1989--acquisition of the non-toxic pest control product line of McGill Metal Products Company.

          December 1991--acquisition of the small animal care product line of Beacon Industries, Inc.

          April 1993--acquisition of Kellogg Brush Manufacturing Co., a supplier of brushes, brooms and mops. (Kellogg Brush Manufacturing Co.'s name was changed to EKCO Cleaning, Inc. ("EKCO Cleaning") in March 1998.

          January 1995--introduction of an internally developed line of upscale bakeware and kitchen tools, gadgets and other housewares products by
          B. VIA International Housewares, Inc. ("VIA"), a newly formed subsidiary of the Company.

          December 1996--sublicense of the FARBERWARE(R) brand name from Meyer Marketing Company Ltd. for use on certain of the Company's bakeware products.

          July 1997--formation of EKCO International, Inc. ("EKCO
          International"), a subsidiary organized to grow the Company's business in international markets.

          January 1998--acquisition of Aspen Pet Products, Inc. ("Aspen"), a marketer of dog and cat supplies and accessories, as well as other pet products.

          May 1998--acquisition of the exclusive North American rights to sell cutlery and flatware products under the Regent Sheffield(R) and Wiltshire(R) brands.

          March 1999--license of the exclusive North American rights to the Cuisinart(R) brand name from Conair Corporation for use on certain of the Company's kitchen tools, gadgets and bakeware products.

          The Company's business strategy is to continue to focus on growth through its emphasis on marketing and sales of brand name consumer products, both in the United States and internationally. The Company seeks to create innovative and attractive products, introduce new products quickly and strengthen customer relationships. The Company also intends to pursue growth through acquisition of additional consumer product lines and businesses as opportunities arise.

BUSINESS SEGMENTS

          The Company operates in three primary business segments: (i) Housewares Products, (ii) Pest Control and Small Animal Care and Control Products, and (iii) Pet Products. Financial information by industry segment for the three years ended January 3, 1999 is set forth in Note 14 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference. Note 14 reflects the adoption by the Company of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") which establishes new standards for reporting information about operating segments in annual financial statements, requires selected information about operating segments in interim financial reports and establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective beginning with the Company's fiscal year ended January 3, 1999 ("Fiscal 1998").

ACQUISITIONS

          In January 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding equity securities of APP Holding Corporation ("APP"), the parent corporation and sole stockholder of Aspen, a leading marketer and supplier of pet accessories, such as ropes, chews, collars and leashes. Pursuant to the stock purchase and sale agreement, the Company paid approximately $25 million in cash (including $450,000 of expenses incurred in connection with the Acquisition) and refinanced APP's outstanding bank debt of approximately $9.1 million. In addition, if Aspen achieves certain predetermined financial results during Fiscal 1998, 1999, 2000, 2001 and 2002, the Company will make annual payments to certain former APP stockholders. The Company funded the Acquisition with its existing cash and borrowings made pursuant to a December 15, 1997 amendment to its bank credit facility. See Notes 2 and 5 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information about the Acquisition and the amendment to the Company's credit facility.

         In May 1998, the Company completed the acquisition of the exclusive North American rights to sell cutlery and flatware products under the Regent Sheffield(R) and Wiltshire(R) brands. The Company paid approximately $2.5 million in cash for the rights and inventory with a value of approximately $2.3 million, and is obligated to make future royalty payments pursuant to a license agreement and to pay for subsequently acquired inventory.

RECENT DEVELOPMENTS

          DIVESTITURES. In Fiscal 1998, the Company continued the repositioning program it initiated two years ago by selling the assets of two businesses which no longer fit its strategic plans: The Wright-Bernet, Inc. and Cleaning Specialty Co. divisions of the Company's Housewares Products segment's cleaning products business and Woodstream's animal leg trap product line. During the fourth quarter, the Company decided to sell the business and assets of the Wright-Bernet, Inc. and Cleaning Specialty Co. divisions. The sale was completed in January 1999 and was effective as of December 31, 1998. The expected proceeds consist of $5.8 million, including a $747,000 note due in July 1999, a $500,000 cash payment made in January 1999 and $4.5 million of additional cash payments to be received in fiscal 1999. The sale agreement also provided for royalty payments over a five-year period with minimum annual payments of $200,000. The Company recorded a special charge of $16.2 million in the fourth quarter of Fiscal 1998 in connection with this transaction. See Note 17 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information about the sale and special charge in connection with this sale. In January 1999, the Company also completed the sale of the assets of Woodstream's animal leg trap product line for consideration and on terms which are not material.

          LICENSE. In March 1999, the Company announced that it entered into an exclusive licensing agreement with Conair Corporation for the design, manufacture and distribution of kitchen tools, gadgets and bakeware under the Cuisinart(R) brand name in the United States and Canada. The license agreement provides for an initial six year term, which renews automatically for successive one-year periods subject to certain limitations. The addition of the new Cuisinart(R) line of kitchen tools, gadgets and bakeware is intended to further broaden the Company's market position in high-end distribution channels, such as department and specialty stores.

HOUSEWARES PRODUCTS

          BAKEWARE. The Company manufactures and markets a broad line of metal bakeware for home use, including the following: Non-stick coated bakeware marketed under a group of Baker's Secret(R) trademarks; uncoated bakeware marketed under the EKCO(R) trademark; insulated non-stick coated "no burn" bakeware marketed under the Baker's Secret(R) trademark; non-stick coated and uncoated bakeware marketed under the FARBERWARE(R) brand name and baking equipment, such as cooling racks, cookie cutter sets and cast aluminum ovenware, marketed under the VIA(R) brand name. Through EKCO Housewares, the Company has over 100 years of experience in the metal bakeware market, and its bakeware products include cookie sheets, muffin tins, brownie pans, loaf pans and similar metal bakeware items. The Company emphasizes value, quality, functionality and, in the case of coated products, ease of cleaning and release. Sales of bakeware accounted for 28.8% of consolidated net revenues for Fiscal 1998. The Company believes it is the leading United States supplier of metal bakeware in the United States.

          KITCHENWARE. The Company markets and sells a broad line of kitchenware products which it sources from third parties, including the following: Kitchen tools and gadgets, such as spoons, spatulas, ladles and other cooking accessories, and peelers, corkscrews, whisks, can openers and similar items, marketed under the EKCO(R), EKCO PRO(TM), Baker's Secret(R) and VIA(R) trademarks; pantryware, such as canister sets, spice racks and napkin and paper towel holders, under the VIA(R) trademark; stainless steel and porcelain-on-steel tea kettles and carafes under the EKCO(R) and VIA(R) trademarks; and cookware under the EKCO(R) trademark. The Company also markets stainless steel and carbon steel cutlery, stainless steel flatware, mixing bowls and colanders. The Company markets more than 1,000 kitchenware items, including multiple colors of the same item and various packaging combinations particularly in its line of kitchen tools and gadgets. Sales of kitchenware accounted for 32.2% of consolidated net revenues for Fiscal 1998. The Company believes that it is the leading United States supplier of kitchen tools and gadgets and a leading United States supplier of other kitchenware products.

          CLEANING PRODUCTS. The Company markets a line of cleaning products for home use, including brooms, brushes and mops, marketed under the EKCO(R) and Clean Results(R) trademarks. Sales of cleaning products accounted for 16.4% of consolidated net revenues for Fiscal 1998 and includes sales of cleaning products of the Wright-Bernet, Inc. and Cleaning Specialty Co. divisions, which were sold as of December 31, 1998. The Company believes that it is a leading marketer of cleaning brushes for household and personal use.

          NEW PRODUCT OFFERINGS. The Company continually updates its lines of Housewares Products and develops new products to capitalize on its high consumer brand recognition and broad retail distribution. New product development efforts are conducted by the Company's internal staff and by third parties on a contract basis. During Fiscal 1998, the Company launched its FARBERWARE(R) line of heavy gauge non-stick coated and uncoated steel baking pans, cookie sheets and roasting pans; Baker's Secret(R) line of travel bakeware products; EKCO(R) line of uncoated insulated bake pans; EKCO(R) lines of 18/10 stainless steel cookware and EKCO(R) line of non-stick roasting pans; EKCO(R) line of bar tools; EKCO(R) line of upscale kitchenware; and EKCO(R) line of laundry care items. At the International Housewares Show in January 1999, the Company introduced many new product offerings, including Regent Sheffield(R) and Wiltshire(R) lines of cutlery and flatware; VIA(R) line of heavy gauge stainless steel flatware; VIA(R) line of barware; VIA(R) line of salad and serving pieces; and EKCO(R) line of non-stick coated aluminum cookware. The Company also broadened its EKCO(R) and VIA(R) tea kettle lines with new offerings and relaunched its j-hook and zip-strip impulse merchandising display program. New product offerings were also added to the Company's Baker's Secret(R) line of baking pans and FARBERWARE(R) line of heavy-duty baking and roasting pans. Cleaning product introductions included, among other things, an EKCO(R) line of feather dusters.

          PRINCIPAL FACILITIES AND MANUFACTURE OF BAKEWARE AND CLEANING PRODUCTS. Principal facilities are located in Franklin Park, Illinois and Massillon, Ohio, and the Housewares Products segment's principal warehousing facilities are located in Bolingbrook, Illinois and Monroe, Ohio. The Company manufactures most of its bakeware in Massillon, Ohio and utilizes a variety of standard manufacturing processes, including metal stamping and spray coating. During Fiscal 1998, the Company manufactured most of its brooms, brushes and mops utilizing standard manufacturing processes, including injection molding, wire twisting and solid-back bristling.

          DISTRIBUTION AND CUSTOMERS. Management believes that the Company's Housewares Products segment has one of the broadest distribution networks in the housewares industry. The Company markets its housewares products primarily in the United States through substantially all distribution channels that sell housewares products for everyday home use, including mass merchandisers, supermarkets, hardware stores, drug stores, specialty stores and other retail channels. The Company sells its housewares products to more than 76 of the 100 largest housewares retailers (as ranked in the January 1999 Home World Business Magazine category analysis of the top 100 retailers), including Wal-Mart and Kmart, and to 88% of the 75 largest U.S. and Canadian food companies (as ranked in the January 25, 1999 Supermarket News magazine analysis of the top 75 food companies in North America). The Company's housewares products are distributed through the following retail channels: Bakeware is distributed primarily through mass merchandisers, supermarkets and specialty stores; kitchenware is distributed primarily through supermarkets and mass merchandisers, as well as hardware and drug stores; VIA(R) and FARBERWARE(R) products are distributed primarily through department stores and specialty stores; and cleaning products are marketed primarily to mass merchandisers and supermarkets. Two customers accounted for a substantial portion of this segment's business, and the loss of either customer could have a material adverse effect on the segment.

PEST CONTROL AND SMALL ANIMAL CARE AND CONTROL PRODUCTS

          PRODUCTS. The Company manufactures and markets non-toxic pest control and small animal care and control products under the Victor(R) and Havahart(R) trademarks, respectively. The Company's products include spring-action and other rodent and insect traps marketed under the Victor(R) trademark, pet cages marketed under the Havahart(R) trademark and live animal cage traps marketed under the Havahart(R) trademark, which are used to control garden pests and other nuisance animals such as raccoons. In Fiscal 1998, the Company introduced a line of Victor(R) poison-free aerosol products which kill a variety of bugs and flying insects, and a line of Havahart(R) birdfeeders, birdhouses and accessories. Sales of pest control and small animal care and control products accounted for 12.6% of consolidated net revenues for Fiscal 1998. The Company believes it is the leading supplier of non-toxic pest control products, rodent traps and live animal cage traps in the United States.

          PRINCIPAL FACILITIES AND MANUFACTURE OF PRODUCTS. Principal facilities are located in Lititz, Pennsylvania. The Company manufactures most of its pest control and small animal care and control products and utilizes a variety of standard manufacturing processes, including mesh welding, wire forming and automatic staple setting.

          DISTRIBUTION AND CUSTOMERS. The Company's pest control and small animal care and control products are marketed to mass merchandisers, supermarkets, hardware, drug and variety stores, agricultural centers, farm stores, home centers and professional pest control companies. The Company sells its pest control and small animal care and control products to many of the largest hardware chains, including Home Depot U.S.A., True-Serve, Ace Hardware Corp. and Lowe's Co., Inc. The loss of any single customer would not have a material adverse effect on this segment.

PET PRODUCTS

          PRODUCTS. The Company markets and supplies a broad line of pet products which it sources from third parties, including leashes and collars, dog toys and cat pan liners marketed under the Aspen Pet(R) and Banana Pet(TM) brand names, as well as litter boxes, cat toys and furniture, ropes, tugs, rings and chews for dogs and birds, bird toys and accessories marketed under the BOODA(TM) brand name. During Fiscal 1998, the Company introduced a line of Aspen Pet(R) identification tags, tubes, bells and whistles for training and safety and a line of Aspen Pet(R) upscale dog collars and leashes. The Company expanded its Booda Velvets(R) line of dog chews made with corn starch and BOODA(TM) line of biodegradable dog and cat toys. During the fourth quarter of 1998, the Company introduced a line of super-premium dry dog food under the VITARX(TM) brand name. Sales of pet products accounted for 10% of consolidated net revenues in Fiscal 1998. The Company believes that it is a leading United States marketer of dog and cat supplies and accessories, such as ropes, chews, collars and leashes.

          PRINCIPAL FACILITIES. Principal facilities are located in Denver, Colorado.

          DISTRIBUTION AND CUSTOMERS. The Company's pet products are primarily distributed in the United States through pet superstores, mass merchandisers, supermarkets, pet specialty stores and catalogs. Two customers accounted for a substantial portion of this segment's business, and the loss of either customer could have a material adverse effect on this segment.

SALES, MARKETING AND CUSTOMERS

          The Company markets its products directly through its own sales and marketing organization and through a network of representatives and brokers. Outside the United States, the Company's Housewares Products are marketed through its Canadian and United Kingdom subsidiaries, the export division of EKCO International and distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores. The Company's agreements with its distributors and agents are generally terminable upon 30 days notice and are not deemed to be material by the Company. In addition, the Company's Pest Control and Small Animal Care and Control Products are also marketed by the Company's Canadian subsidiary. Of its customers, sales by the Company to Wal-Mart and Kmart accounted for 13.0% and 10.2%, respectively, of the Company's net revenues in Fiscal 1998.

RAW MATERIALS

          The Company purchases primary raw materials, including steel, wood, wire, corrugated boxes and card stock for packaging, from a number of suppliers for the manufacture of the Housewares Products segment's bakeware and the Pest Control and Small Animal Care and Control products. All of these materials are of a commodity nature and are subject to price fluctuations as supply and demand change, which may adversely affect the Company's profitability. The Company also purchases complete products, primarily the Housewares Products segment's kitchenware products, the Pet Products segment's products and, since the end of Fiscal 1998, the Housewares Products segment's cleaning products from several foreign and domestic suppliers. The Company believes that raw materials and complete products are available from numerous other suppliers, and that the loss of any one of its suppliers would not have a material adverse effect on the Company.

TRADEMARKS, PATENTS AND LICENSES

          The Company believes that its EKCO(R) trademark, as well as its Baker's Secret(R) and VIA(R) trademarks, and its license of the FARBERWARE(R), Regent Sheffield(R) and Wiltshire(R) trademarks are significant to the competitive position of its Housewares Products segment. The Company's Havahart(R) and Victor(R) trademarks are likewise significant to the competitive position of its Pest Control and Small Animal Care and Control segment, and its Aspen Pet(R) and BOODA(TM) trademarks are significant to its Pet Products segment. The Company holds a number of patents, none of which is believed to be material to the business of the Company.

COMPETITION

          The Company believes that the markets for all of its products in all segments are highly competitive. Competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price, innovation and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, number of product categories offered, broad product coverage within each product category, support and service to the retailer and price.

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

SEASONALITY

          Many of the Company's product categories are affected by seasonal consumer purchasing patterns in each of the Company's segments, including as to the Housewares Products segment, holiday cooking and baking in the second half of the year; and as to the Pest Control and Small Animal Care and Control segment's pest control products, the fourth quarter increase in the sale of rodent traps. The Pet Products segment is not significantly affected by seasonal trends. Historically, the Company's revenues in the last half of the fiscal year have been greater than in the first half. See Note 16 of Notes to Consolidated Financial Statements appearing in Exhibit 13 hereto, incorporated herein by reference, for information regarding quarterly results of operations.

BACKLOG

          Information as to backlog is not material to an understanding of any of the Company's business segments because most of the Company's net revenues result from short lead-time customer orders. The Company generally is able to fill orders from inventory, and, with respect to the products which it manufactures, has generally been able to adjust production levels to meet increases in customers' orders that cannot be filled from inventory.

PRODUCT DEVELOPMENT

          Information as to Company-sponsored research and development activities is not material to an understanding of any of the Company's business segments.

COMPANY EMPLOYEES

          As of January 3, 1999, the Company employed 1,067 persons in the United States, of whom 492 were represented under collective bargaining agreements which expire on dates ranging from February 2000 to February 2002. The Company also employed 48 persons in Canada, 19 of whom were represented under a collective bargaining agreement which expires in January 2000, and 30 persons in the United Kingdom. The Company considers its employee relations to be satisfactory.

BUSINESS OUTLOOK

          This annual report on Form 10-K, including, but not limited to, "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Exhibit 13 hereto, contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; the timely implementation by the Company of its Year 2000 Project, the future costs associated with its Year 2000 Project and the timely conversion by key vendors, customers, suppliers and other third parties on which the Company relies; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Annual Report on Form 10-K. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

--------------------------------------------------------------------------------

Cuisinart(R) is a registered trademark of Conair Corporation and is used under license. FARBERWARE(R) is a registered trademark of Farberware Inc. and is used under license. Regent Sheffield(R) is owned by Regent-Sheffield, Ltd. and is used under license. Wilshire(R) is owned by McPherson's Limited and is used under license.


ITEM 2.   PROPERTIES

          As of January 3, 1999, the Company owned or leased for use in its business the properties set forth in the table and footnotes below:


                                                                 Approximate         Owned or       Lease
Description of Property(1)(2)      Location                      Square Footage      Leased         Expires
-------------------------------------------------------------------------------------------------------------------
Executive offices                  Nashua, New Hampshire           8,000             Leased         11/06/02

Administrative offices for         Franklin Park,                190,000             Leased         01/31/04
Housewares Products segment;       Illinois
and warehousing and distribution
center for Housewares Products
segment's VIA(R)products

Manufacturing, warehousing         Massillon, Ohio               244,000              Owned          N/A
and distribution center for
Housewares Products segment's
bakeware products

Warehousing and distribution       Bolingbrook,                  260,000             Leased         06/30/02
center for Housewares              Illinois                      108,000             Leased         11/10/99
Products

Warehousing and distribution       Monroe, Ohio                  116,000             Leased         07/31/02
for Housewares Products
segment's cleaning products

Manufacturing, warehousing,        Lititz,                       300,000              Owned          N/A
distribution and office facility   Pennsylvania
for Pest Control and Small
Animal Care and Control Products

Office and warehousing facility    Denver, Colorado              82,000              Leased         06/30/04
for Pet Products

Office and warehousing facility    Niagara Falls,                120,000              Owned          N/A
for products for sale and          Ontario, Canada
distribution in Canada

Office and warehousing facility    Chepstow, Gwent                45,000             Leased         06/03/14
for products for sale and          U.K.
distribution in the U.K. and
internationally

-------------------------------------------------------------------------------------------------------------------

(1) In addition to the properties listed in the table, as of January 3, 1999 the Company owned approximately 839,000 square feet of floor space which is being held for sale or lease. The Company leases other real properties not set forth above which, in the aggregate, are not deemed material. The Company subleased its 100,000 sq. ft. facility in Hamilton, Ohio to the purchaser of the assets of the Housewares Products segment's Wright-Bernet, Inc. and Cleaning Specialty Co. divisions for an initial term expiring in December 2003.

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

ENVIRONMENTAL REGULATION AND CLAIMS

          From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities at Massillon and Hamilton, Ohio; Easthampton, Massachusetts (more fully described in Note 13 of Notes to Consolidated Financial Statements appearing in
Exhibit 13 and incorporated herein by reference); Chicago, Illinois and Lititz, Pennsylvania, and at its previously owned facility in Hudson, New Hampshire, hazardous substances, oil or both have been detected and that additional investigations will be, and remedial actions will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                 EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE       OFFICE HELD

Malcolm L. Sherman       67        Chief Executive Officer, December 1996 to
                                   present; Chairman of the Board, July 1996 to present; and Consultant to the Company, February 1993 to December 1996. Since
                                   February 1993, Mr. Sherman has served as
                                   Chairman of the Board of Advisors of the several Gordon Brothers companies (a group of companies which provide retail, merchant and financial services to the retail community as well as serve as wholesalers of fine jewelry). He was Chairman and Director of K.T. Scott, Ltd. (a chain of wallpaper and window treatment stores) from January 1991 to August 1995. Mr. Sherman has had many years of experience in the retail and housewares industries, including service to Zayre Stores
                                   (a chain of general merchandise discount stores) in a number of executive capacities which included Chairman from 1982 to 1987, and from 1975 to 1987 service to Zayre
                                   Corporation (a group of companies engaged in retail businesses) as its Executive Vice
                                   President.

Donato A. DeNovellis     54        Executive Vice President, Finance and
                                   Administration, October 1994 to present;
                                   Chief Financial Officer, July 1993 to
                                   present; Vice President, July 1993 to October
                                   1994; Senior Vice President and Chief
                                   Financial Officer of EKCO Housewares, Inc.
                                   from September 1996 to present.

Jeffrey A. Weinstein     48        Executive Vice President, April 1985 to
                                   present; President and Managing Director,
                                   EKCO International, Inc., July 1997 to
                                   present; Secretary, February 1988 to October
                                   1997; General Counsel, October 1978 to
                                   October 1997; and President, EKCO Consumer
                                   Plastics, Inc., July 1996 to April 1997.

J. Jay Althoff           34        Vice President, Secretary and General
                                   Counsel, October 1997 to present. Prior to joining the Company, from September 1993 to September 1997 Mr. Althoff was an associate with Ropes & Gray (a law firm) working with corporate clients. From August 1987 through October 1989, Mr. Althoff was an associate in the Capital Markets Group of Westpac Banking
                                   Corporation (an Australian bank).

Stuart W. Cohen          52        Vice President, Strategic Planning and
                                   Business Development, June 1995 to present.
                                   Prior to joining the Company, from May 1991 to December 1994 Mr. Cohen served as First
                                   Vice President of Van Kampen Merritt, Inc.
                                   (an investment products and management firm), where he was responsible for strategic planning and business development.

Peter D. Conopask        48        Vice President, Information Technology, and
                                   Chief Information Officer, February 1999 to present. Prior to joining the Company, from June 1996 to February 1999, Mr. Conopask served as Chief Information Officer and Director of Information Systems and
                                   Telecommunications of Toray Plastics
                                   (America), Inc. (a Japanese process
                                   manufacturer of plastic films and chemicals), and from 1990 to May 1996, he served as Director of Information Services &
                                   Telecommunications for Cranston Print Works
                                   Co. (a manufacturer and designer of textiles, chemicals and related services).

Brian R. McQuesten       49        Vice President, February 1996 to present; and
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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risk inherent in interest rates, foreign currency exchange rates, and certain commodity prices. The Company does not hold or issue derivative financial or derivative commodity instruments for any purposes. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks include those risks inherent in doing business in any country, credit risk and legal risk and are not included in the following discussion.

          In the ordinary course of business, the Company is exposed to interest rate risk. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point increase in interest rates may decrease the fair value of the Company's $125 million 9.25% fixed rate Senior Notes by approximately $5.8 million. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at January 3, 1999 under the Company's variable rate bank credit facilities for a one-percentage point change in interest rates would be $113,000. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

          The Company manufactures products in the United States and also sources products, principally from third parties in the Far East under US dollar contracts. The Company has sales subsidiaries in Canada and the United Kingdom. The Company's earnings and cash flow are subject to fluctuations due to exchange rate variation. The Company's third party export sales are in the currency of the Company's selling entity. The Company does not hedge its foreign currency exposure arising from intercompany receivables and payable transactions with its foreign subsidiaries. A 10% change in the Canadian and British exchange rates based upon the U.S. dollar liabilities of the Company's Canadian and United Kingdom subsidiaries at January 3, 1999 could affect the Company's pre-tax earnings by $800,000 and $900,000, respectively.

          Due to the diversity of the Company's product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) Directors - The information set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

     b) Executive Officers - See "Executive Officers of the Registrant" appearing in Part I above.


ITEM 11.  EXECUTIVE COMPENSATION

          The information set forth in the sections entitled "Compensation of Directors" and "Compensation of Executive Officers" (except for the information under the captions "Report of the Compensation Committee on Executive Compensation," "Performance Graph" and "Repricing of Stock Options") appearing in the Company's definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth in the section entitled "Certain Relationships and Related Transactions" appearing in the Company's definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                 PAGE NUMBER IN
                                                                 EXHIBIT 13
                                                                 ---------------
(a)  1.   FINANCIAL STATEMENTS:

          Report of independent auditors.......................       49

          Consolidated balance sheets at January 3, 1999
          and December 28, 1997................................       13

          Consolidated statements of operations for
          the fiscal years ended January 3,1999,
          December 28, 1997 and December 29, 1996..............       14

          Consolidated statements of stockholders'
          equity for the fiscal years ended January 3, 1999,
          December 28, 1997 and December 29, 1996..............       16

          Consolidated statements of cash flows
          for the fiscal years ended January 3, 1999,
          December 28, 1997 and December 29, 1996..............       18

          Notes to consolidated financial
          statements...........................................       19

                                                                 PAGE NUMBER IN
                                                                 FORM 10-K
                                                                 ---------------

     Independent auditors' report..............................       17


2.   FINANCIAL STATEMENT SCHEDULE:

     II Valuation and Qualifying Accounts......................       18

     Schedules other than that listed above have been omitted because they are not required, not applicable or the required information is furnished in the consolidated financial statements or notes thereto.

3.   EXHIBITS: (See Index to Exhibits beginning on page 19.)

(b) REPORTS ON FORM 8-K - On October 1, 1998, the registrant filed a report on Form 8-K as of September 28, 1998 to report under "Item 5 Other Events" the filing of a press release announcing preliminary expectations for its third quarter sales and earnings.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    EKCO GROUP, INC.
                    By:  /s/ MALCOLM L. SHERMAN
                         ----------------------
                    Malcolm L. Sherman, Chairman and Chief Executive Officer (Principal Executive Officer)
                    Date:     March 30, 1999

                    By:  /s/ DONATO A. DENOVELLIS
                         ------------------------
                    Donato A. DeNovellis, Executive Vice President, Finance and Administration, and Chief Financial Officer
                    (Principal Financial Officer)
                    Date:     March 30, 1999

                    By:  /s/ BRIAN R. MCQUESTEN
                         ----------------------
                    Brian R. McQuesten, Vice President and Controller (Principal Accounting Officer)
                    Date:     March 30, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GEORGE W. CARMANY, III         Director            March 30, 1999
--------------------------
George W. Carmany, III

/s/ MICHAEL G. FRIEZE              Director            March 30, 1999
---------------------
Michael G. Frieze

/s/ AVRAM J. GOLDBERG              Director            March 30, 1999
---------------------
Avram J. Goldberg

/s/ KENNETH J. NOVACK              Director            March 30, 1999
---------------------
Kenneth J. Novack

/s/ STUART B. ROSS                 Director            March 30, 1999
------------------
Stuart B. Ross

/s/ MALCOLM L. SHERMAN             Director            March 30, 1999
----------------------
Malcolm L. Sherman

/s/ ALAN D. SOLOMONT               Director            March 30, 1999
--------------------
Alan D. Solomont

/s/ BILL W. SORENSON               Director            March 30, 1999
--------------------
Bill W. Sorenson

/s/ HERBERT M. STEIN               Director            March 30, 1999
--------------------
Herbert M. Stein

                          INDEPENDENT AUDITORS' REPORT



     Board of Directors and Stockholders
     EKCO Group, Inc.

     Under date of February 12, 1999, we reported on the consolidated balance sheets of EKCO Group, Inc. and subsidiaries as of January 3,1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended January 3, 1999, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in this annual report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)2 of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG Peat Marwick LLP
                                             -------------------------

     Boston, Massachusetts
     March 19, 1999

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
COLUMN A                           COLUMN B                 COLUMN C                             COLUMN D                  COLUMN E
------------------------------------------------------------------------------------------------------------------------------------

                                                   --ADDITIONS TO RESERVES--        --DEDUCTIONS FROM RESERVES--
                                   BALANCE AT       ADDITIONS       CHARGED TO        SETTLEMENTS                        BALANCE
                                   BEGINNING       CHARGED TO         OTHER               OR            WRITE-           AT CLOSE
DESCRIPTION                        OF PERIOD     INCOME OR LOSS      ACCOUNTS          PAYMENTS          OFFS            OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 1999:
  Allowance for doubtful
     accounts                        $  957          $  (54)          $   49 (1)         $    -         $  309             $  643
                                     ------         -------           ------             ------         ------             ------

YEAR ENDED DECEMBER 28, 1997:
  Allowance for doubtful
   accounts                          $  760         $   183            $  14             $    -         $    -             $  957
  Provisions related to
   consolidation of
   cleaning business                  1,697               -                -              1,697              -                  -
  Provision for disposal of
   discontinued operations            5,500               -                -              5,500              -                  -
                                     ------         -------           ------             ------         ------             ------
                                     $7,957         $   183           $   14             $7,197         $    -             $  957
                                     ======         =======           ======             ======         ======             ======

YEAR ENDED DECEMBER 29, 1996:
  Allowance for doubtful
   accounts                          $  948         $   130           $    -             $    -         $  318             $  760
  Provisions related to
   consolidation of
   cleaning business                      -           4,921                -                  -          3,224              1,697
  Provision for disposal of
   discontinued operations                -           5,500                -                  -              -              5,500
                                     ------         -------           ------             ------         ------             ------
                                     $  948         $10,551           $    -             $    -         $3,542             $7,957
                                     ======         =======           ======             ======         ======             ======

(1)  Included in valuation of assets of Aspen Pet Products, Inc. acquired during January 1998.

                                INDEX TO EXHIBITS


Exhibit
Number         Exhibit Description
--------------------------------------------------------------------------------

3.1(i)(a)      Restated Certificate of Incorporation dated February 17, 1987, as amended, originally filed as Exhibit 3.1(a) to Form 10-K for the year ended December 31, 1989 (incorporated herein by reference to Exhibit 3.1(i)(a) to Form 10-K for the year ended December 31,
               1995).

3.1(i)(b)      Form of Certificate of Designations of Series A Junior
               Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1(i)(b) to Form 10-K for the year ended December
               28, 1997).

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

4.2(a)(2)      First Supplemental Indenture dated as of January 16, 1998 among the registrant, its U.S. subsidiary guarantors and State Street
               Bank and Trust Company (incorporated herein by reference to Exhibit 4.2(a)(2) to Form 10-K for the year ended December
               28, 1997).

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

10.2(a)* 1987 Stock Option Plan, as amended, including forms of incentive stock option and non-qualified stock option agreements (incorporated herein by reference to Exhibit 10.2(a) to Form 10-K for the year ended December 28, 1997).

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

10.2(d)(1)*    Form of Non-Qualified Stock Option and Repurchase Agreement
               (incorporated herein by reference to Exhibit 10.2(e) to Form 10-K for the year ended December 28, 1997).

10.2(d)(2)     Schedule to Form of Non-Qualified Stock Option and Repurchase
               Agreement.

10.2(e)* Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2(f) to Form 10-K for the year ended December 28, 1997).

10.3 Form of Indemnity Agreement for officers and directors, originally filed as Exhibit 10.3(c) to Form 10-K for the year ended January 1, 1995.

10.4(a)(1)*    EKCO Group, Inc. 1988 Directors' Stock Option Plan, as amended, and form of Non-Qualified Stock Option and Repurchase Agreement
               (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 28, 1997).

10.4(a)(2)     Schedule to Form of Non-Qualified Stock Option and Repurchase
               Agreement.

10.5(a)* EKCO Group, Inc. Employees' Stock Ownership Plan ("ESOP") effective as of January 1, 1989, as amended (incorporated herein by reference to Exhibits 10.6(a)(1) and (2) to Form 10-K for the year ended January 1, 1995 and Exhibits 10.5(a)(2) and 10.5(a)(3) to Form 10-K for the year ended December 29, 1996).

10.5(b) Amendment dated June 26, 1998 to EKCO Group, Inc. Employees' Stock Ownership Plan.

10.6* Employment Agreement with Malcolm L. Sherman dated December 4, 1996, as amended.

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

10.11* 1995 Restatement of Incentive Compensation Plan for Executive Employees of EKCO Group, Inc. and its Subsidiaries, as amended (incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 28, 1997).

10.12* EKCO Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992, originally filed as Exhibit 10.12 to Form 10-K for the year ended January 2, 1994.

10.13* Form of Split Dollar Agreement, originally filed as Exhibit 10.14 to Form 10-K for the year ended January 2, 1994.

10.14* EKCO Group, Inc. Amended 1996 Performance Unit Rights Award Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 29, 1996).

10.15(a) Indemnification Letter from American Home Products Corporation dated February 8, 1985 to The Ekco Group, Inc. (incorporated herein by reference to Exhibit 10.15(a) to Form 10-K for the year ended December 28, 1997).

10.15(b) Letter of Restatement and Confirmation of the Indemnification of American Home Products Corporation to The Ekco Group, Inc. from American Home Products Corporation to Centronics Corporation dated October 1, 1987 (incorporated herein by reference to Exhibit 10.15(b) to Form 10-K for the year ended December 28,
               1997).

10.15(c) Letter from American Home Products Corporation dated December 19, 1988, originally filed as Exhibit 10.17(d) to Form 10-K for the year ended January 1, 1989 (incorporated herein by reference to Exhibit 10.18(c) to Form 10-K for the year ended January 1,
               1995).

10.16(a) Amended and Restated Credit Agreement dated as of April 11, 1995 and amended and restated as of July 8, 1997 with Fleet National Bank (incorporated herein by reference to Exhibit 10.22 to Form 10-Q for the quarterly period ended June 29, 1997).

10.16(b) First Amendment to Amended and Restated Credit Agreement dated as of December 15, 1997 (incorporated herein by reference to Exhibit 10.16(b) to Form 10-K for the year ended December 28, 1997).

10.17 Subordinated Promissory Note dated March 28, 1997 made by Austin Products, Inc. to Ekco Consumer Plastics, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended March 30, 1997).

10.18 Stock Purchase and Sale Agreement dated as of December 15, 1997 with APP Holding Corporation ("APP"), APP's stockholders and APP's warrantholder (incorporated herein by reference to Exhibit 2 to Form 8-K as of January 16, 1998).

11 Statement re: computation of per share earnings. (Reference is made to Note 12 of Notes to Consolidated Financial Statements in
               Exhibit 13 hereto.)

13 1998 Annual Report to Stockholders (Sections entitled "Common Stock Price Range and Dividends," "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors").

21             Subsidiaries of the registrant.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule.

--------------------------------------------------------------------------------

THE FOREGOING EXHIBITS WILL NOT BE INCLUDED IN COPIES OF THIS ANNUAL REPORT ON FORM 10-K SUPPLIED TO STOCKHOLDERS. A COPY OF THESE EXHIBITS WILL BE FURNISHED TO STOCKHOLDERS UPON WRITTEN REQUEST ADDRESSED TO DONATO A. DeNOVELLIS, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, EKCO GROUP, INC., 98 SPIT BROOK ROAD, SUITE 102, NASHUA, NEW HAMPSHIRE 03062.

                     INDEX TO EXHIBITS FILED WITH FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

EXHIBIT NO.    DESCRIPTION

10.2(b)(2)     Schedule to Form of Non-Qualified Stock Option and Repurchase
               Agreement, as amended.

10.2(d)(2)     Schedule to Form of Non-Qualified Stock Option and Repurchase
               Agreement, as amended.

10.3* Form of Indemnity Agreement for officers and directors, originally filed as Exhibit 10.3(c) to Form 10-K for the year ended January 1, 1995.

10.4(a)(2)*    Schedule to Form of Directors' Stock Option and Repurchase
               Agreement.

10.5(b) Amendment dated June 26, 1998 to EKCO Group, Inc. Employees' Stock Ownership Plan.

10.6* Employment Agreement with Malcolm L. Sherman dated December 4, 1996, as amended.

10.12* EKCO Group, Inc. Supplemental Executive Retirement Plan dated as of July 1, 1992, originally filed as Exhibit 10.12 to Form 10-K for the year ended January 2, 1994.

10.13 Form of Split Dollar Agreement, originally filed as Exhibit 10.14 to Form 10-K for the year ended January 2, 1994.

11 Statement re: computation of per share earnings. (Reference is made to Note 12 Notes to Consolidated Financial Statements in
               Exhibit 13 hereto.)

13 1998 Annual Report to Stockholders (Sections entitled "Selected Consolidated Financial Data," "Common Stock Price Range and Dividends," "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors").

21             Subsidiaries of the registrant.

23             Consent of KPMG Peat Marwick LLP.

27             Financial Data Schedule.

--------------------------------------------------------------------------------
     (1) Numbered in accordance with Item 601 of Regulation S-K.
     (2) An asterisk (*) denotes the Company's management contracts or compensatory plans or arrangements.