Form 10-Q
period 1999-04-04
EKCO GROUP INC /DE/
filed 1999-05-19
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended APRIL 4, 1999
                                               -------------


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

                                    Yes [X]    No [ ]


As of May 13, 1999, there were issued and outstanding 19,130,144 shares of common stock of the registrant.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 APRIL 4,                 JANUARY 3,
                                                                                   1999                     1999
                                                                                 --------               -------------
                                                                                (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                     $    952                 $  1,179
   Accounts receivable, net                                                        43,926                   59,773
   Inventories                                                                     78,912                   75,751
   Other current assets                                                            14,334                   13,053
   Deferred income taxes                                                            7,370                    7,370
                                                                                  -------                  -------
         Total current assets                                                     145,494                  157,126

Property and equipment, net                                                        39,799                   38,887
Other assets                                                                        7,716                    7,960
Excess of cost over fair value of net assets
   acquired, net                                                                  113,322                  114,267
                                                                                  -------                  -------
         Total assets                                                            $306,331                 $318,240
                                                                                  =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion long-term obligations                                         $  1,047                 $  1,750
   Accounts payable                                                                13,784                   18,132
   Accrued expenses                                                                27,118                   33,542
   Income taxes                                                                     3,218                    5,665
                                                                                  -------                  -------
          Total current liabilities                                                45,167                   59,089
                                                                                  -------                  -------

Long-term obligations, less current portion                                       140,952                  136,136
                                                                                  -------                  -------
Other long-term liabilities                                                         8,332                   10,333
                                                                                  -------                  -------
Series B ESOP Convertible Preferred Stock, net; outstanding 1,062 shares and
   1,073 shares,
   respectively, redeemable at $3.61 per share                                      3,829                    3,868
                                                                                  -------                  -------
Commitments and contingencies                                                           -                        -
Minority interest                                                                     490                      490
                                                                                  -------                  -------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     19,118 shares and 19,065 shares,
     respectively                                                                     191                      191
   Capital in excess of par value                                                 110,315                  110,152
   Retained earnings (deficit)                                                       (298)                     733
   Unearned compensation                                                             (456)                    (485)
   Accumulated other comprehensive income                                          (2,191)                   (2,267)
                                                                                  -------                   -------
                                                                                  107,561                   108,324
                                                                                  -------                   -------

         Total liabilities and stockholders' equity                              $306,331                  $318,240
                                                                                  =======                   =======

The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                   1999                  1998
                                                                                                   ----                  ----

Net revenues                                                                                     $66,929               $67,416
                                                                                                  ------                ------

Costs and expenses
   Cost of sales                                                                                  47,694                47,122
   Selling, general and administrative                                                            17,116                17,114
   Amortization of excess of cost over fair value                                                    889                 1,054
                                                                                                  ------                ------
                                                                                                  65,699                65,290
                                                                                                  ------                ------


Income before interest and income taxes                                                            1,230                 2,126
                                                                                                  ------                ------

Net interest
   Interest expense                                                                                3,267                 3,436
   Investment income                                                                                 (15)                  (55)
                                                                                                  ------                ------
                                                                                                   3,252                 3,381
                                                                                                  ------                ------

Loss from operations before income taxes                                                          (2,022)               (1,255)
Income tax benefit                                                                                  (991)                 (610)
                                                                                                  ------                ------
Net loss                                                                                         $(1,031)              $  (645)
                                                                                                  ======                ======

Loss per common share:
   Basic                                                                                         $(0.05)               $ (0.03)
                                                                                                  =====                 ======
   Diluted                                                                                       $(0.05)               $ (0.03)
                                                                                                  =====                 ======

Weighted average number of shares used in computation of per share data:
   Basic                                                                                         19,084                 19,116
                                                                                                 ======                 ======
   Diluted                                                                                       19,084                 19,116
                                                                                                 ======                 ======















The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 4, 1999 AND MARCH 29, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    1999                   1998
                                                                                                    ----                   ----
Cash flows from operating activities:
   Net loss                                                                                        $(1,031)              $  (645)
   Adjustments to reconcile net income to net cash
    provided by (used in) operations
        Depreciation                                                                                1,830                  1,912
        Amortization of excess of cost over fair value                                                889                  1,054
        Amortization of deferred finance costs                                                        155                    153
        Other amortization                                                                          1,328                  1,214
        Other                                                                                         103                    122
        Changes in certain assets and liabilities, net of effects from the acquisition of a business, affecting cash provided by (used
         in)operations
             Accounts receivable                                                                   15,717                  6,564
             Inventories                                                                           (3,332)                (3,210)
             Prepaid marketing costs                                                               (2,731)                (1,117)
             Other assets                                                                             324                    780
             Accounts payable and accrued expenses                                                (12,373)                  (652)
             Income taxes payable                                                                  (2,448)                  (509)
                                                                                                  -------                -------
           Net cash provided by (used in) operating activities                                      (1,569)                 5,666
                                                                                                  -------                -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                                                       336                     28
   Capital expenditures                                                                            (2,990)                (2,326)
   Acquisition of business                                                                              -                (24,464)
                                                                                                  -------                -------
           Net cash used in investing activities                                                 (2,654)               (26,762)
                                                                                                  -------                -------

Cash flows from financing activities:
   Proceeds from issuance of long-term obligations                                                 11,616                 16,925
   Payment of long-term obligations                                                                (7,925)                (9,259)
   Other                                                                                              136                    238
                                                                                                  -------                -------
           Net cash provided by financing activities                                                3,827                  7,904
Effect of exchange rate changes on cash                                                               169                     (1)
                                                                                                  -------                -------
Net decrease in cash and cash equivalents                                                          (227)               (13,193)
Cash and cash equivalents at beginning of year                                                      1,179                 14,565
                                                                                                  -------                -------
Cash and cash equivalents at end of period                                                       $    952               $  1,372
                                                                                                  =======                =======

Cash paid during the period for
        Interest                                                                                 $  5,986               $    358
        Income taxes                                                                                1,622                    101


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION AND OTHER MATTERS

     The consolidated condensed financial statements included herein have been prepared by EKCO Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the accompanying notes included in the Company's latest annual report on Form 10-K. The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The condensed financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the Company's financial position and the results of its operations. Such adjustments are of a normal recurring nature.

     A large part of the Company's business is seasonal. Historically, revenues in the last half of the calendar year have been greater than revenues in the first half of the year. Accordingly, the results for the entire year may not necessarily be the product of annualizing results for any interim period.


(2)  ACCOUNTS RECEIVABLE, NET

     Accounts receivable consisted of the following:

                                                                               APRIL 4, 1999                JANUARY 3, 1999
                                                                               -------------                ---------------
                                                                                          (AMOUNTS IN THOUSANDS)


         Accounts receivable                                                     $44,639                        $60,416
         Allowance for doubtful accounts                                            (713)                          (643)
                                                                                  ------                         ------
                                                                                 $43,926                        $59,773
                                                                                  ======                         ======

(3)  INVENTORIES

     The components of inventory were as follows:

                                                                                  APRIL 4, 1999               JANUARY 3, 1999
                                                                                  -------------               ---------------
                                                                                            (AMOUNTS IN THOUSANDS)

        Raw materials                                                              $7,930                        $11,279
        Work in process                                                             3,834                          3,465
        Finished goods                                                             67,148                         61,007
                                                                                   ------                         ------
                                                                                  $78,912                        $75,751
                                                                                   ======                         ======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(4)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                                                              APRIL 4, 1999                JANUARY 3, 1999
                                                                              -------------                ---------------
                                                                                         (AMOUNTS IN THOUSANDS)
      Property and equipment at cost
        Land, buildings and improvements                                        $ 17,918                         $ 17,489
        Equipment, factory and other                                              67,768                           66,483
                                                                                 -------                          -------
                                                                                  85,686                           83,972
      Less accumulated depreciation                                              (45,887)                         (45,085)
                                                                                 -------                          -------
                                                                                $ 39,799                         $ 38,887
                                                                                 =======                          =======


(5)  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

     Excess of cost over fair value of net assets acquired is net of accumulated amortization of $35,131 and $34,242 as of April 4, 1999 and January 3, 1999, respectively.


(6)  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                                                  APRIL 4, 1999                JANUARY 3, 1999
                                                                                  -------------                ---------------
                                                                                             (AMOUNTS IN THOUSANDS)

               Term loan                                                          $    726                       $  8,571
               Credit Facility                                                      14,366                          2,750
               9.25% Senior Notes, due 2006
                 (net of unamortized discount
                 of $619 and $641, respectively)                                   124,381                        124,359
               Other                                                                 2,526                          2,206
                                                                                   -------                        -------
                                                                                   141,999                        137,886
               Less current portion                                                  1,047                          1,750
                                                                                   -------                        -------
                                                                                  $140,952                       $136,136
                                                                                   =======                        =======

     The principal of the term loan is payable in quarterly installments of approximately $357,000 which commenced on March 31, 1998. During the First Quarter of Fiscal 1999, the collection by the Company of its year-end accounts receivable balance provided cash in excess of amounts borrowed under the Company's Credit Facility. The excess cash was applied to amounts then outstanding under the Term Loan.

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(7)  INCOME TAXES

     The Company's effective tax rate fluctuates significantly due to the impact of goodwill amortization, which is not deductible for tax purposes. The Company's effective tax rate for the periods presented was 49%.


(8)  COMMON STOCK, $.01 PAR VALUE

     Share information regarding common stock consisted of the following:

                                                                               APRIL 4, 1999                 JANUARY 3, 1999
                                                                               -------------                 ---------------
                                                                                        (AMOUNTS IN THOUSANDS)

         Authorized shares                                                        60,000                           60,000
                                                                                  ======                           ======

         Shares issued                                                            29,124                           29,072
         Shares held in treasury                                                  10,006                           10,007
                                                                                  ------                           ------
                                                                                  19,118                           19,065
                                                                                  ======                           ======


(9)  LOSS PER COMMON SHARE

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

                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                    APRIL 4, 1999                 MARCH 29, 1998
                                                                                    -------------                 --------------
                                                                                               (AMOUNTS IN THOUSANDS)

      Weighted average shares of common
         stock outstanding during the period                                            19,084                      19,116
      Series B ESOP Convertible Preferred
              Stock                                                              anti-dilutive               anti-dilutive
      Weighted average common equivalent
              shares due to stock options                                        ANTI-DILUTIVE               ANTI-DILUTIVE
                                                                                 -------------               -------------
                                                                                        19,084                      19,116
                                                                                        ======                      ======

 Net loss used in determining per share amount
         Basic                                                                         $(1,031)                      $(645)
                                                                                        ======                        ====
         Diluted                                                                       $(1,031)                      $(645)
                                                                                        ======                        ====

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(10) COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three months ended April 4, 1999 and the three months ended March 29, 1998 was as follows:

                                                                                  APRIL 4, 1999              MARCH 29, 1998
                                                                                  -------------              --------------
                                                                                          (AMOUNTS IN THOUSANDS)

         Net loss                                                                    $(1,031)                     $(645)
         Other comprehensive income (loss)
           Foreign currency translation adjustments                                       76                         36
           Pension liability adjustment                                                    -                          1
                                                                                      ------                       ----
                                                                                          76                         37
                                                                                      ------                       ----
         Comprehensive loss                                                          $  (955)                     $(608)
                                                                                      ======                       ====


(11) INDUSTRY SEGMENT INFORMATION

     Selected financial information concerning the Company's reportable segments is shown in the following table. The Company generally evaluates performance of its operating segments based on income before goodwill amortization, interest expense, income taxes and inter-segment profit ("segment profit"). The "other" column includes the Company's International Operations, which do not meet quantitative thresholds or aggregation criteria, as well as corporate expenses and elimination of inter-segment transactions.

(AMOUNTS IN THOUSANDS)                                           PEST CONTROL
                                                                & SMALL ANIMAL
                                           HOUSEWARES             CARE CONTROL           PET
                                            PRODUCTS                PRODUCTS           PRODUCTS            OTHER            TOTAL
                                           ----------           --------------         --------            -----            -----
THREE MONTHS
ENDED APRIL 4, 1999
-------------------
External net revenues                       $ 40,943                $ 9,985             $ 8,055           $ 7,946         $ 66,929
Segment profit                                  (292)                 1,049               1,442               (80)           2,119
Total assets                                 211,560                 31,295              36,153            27,323          306,331

THREE MONTHS
ENDED MARCH 29, 1998
--------------------
External net revenues                       $ 46,141                $ 8,164             $ 5,756           $ 7,355         $ 67,416
Segment profit                                 1,649                    805               1,128              (402)           3,180
Total assets                                 233,127                 30,740              35,228            20,012          319,107


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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



     ENVIRONMENTAL MATTERS

     From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Chicago, Illinois; Lititz, Pennsylvania; and at its previously owned facilities in Hudson, New Hampshire; and Easthampton, Massachusetts, hazardous substances, oil or both have been detected and that additional investigation will or may be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

     In connection with the acquisition of EKCO Cleaning, Inc. ("Cleaning") by the Company in 1993, the Company engaged environmental engineering consultants ("Consultants") to review potential environmental liabilities at all of Cleaning's properties. Such investigation and testing resulted in the identification of likely environmental remedial actions, operation, maintenance and ground water monitoring and the estimated costs of those actions. Management, based upon the engineering studies, at that time recorded a liability of approximately $3.8 million.

     On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of April 4, 1999, was approximately $1.6 million.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended April 4, 1999 (the "First Quarter of Fiscal 1999") and March 29, 1998 (the "First Quarter of Fiscal 1998") and the financial condition at April 4, 1999 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and accompanying Notes. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

     Net revenues by product category were as follows for the First Quarter of Fiscal 1999 and the First Quarter of Fiscal 1998:

                                                                                           1999                    1998
                                                                                           ----                    ----
                                                                                              (AMOUNTS IN THOUSANDS)

Bakeware                                                                                 $19,421                   $17,833
Kitchenware                                                                               21,626                    22,373
Cleaning products                                                                          7,328                    12,874
Pest control and small animal care and control products                                   10,499                     8,580
Pet products                                                                               8,055                     5,756
                                                                                          ------                    ------
                                                                                         $66,929                   $67,416
                                                                                          ======                    ======

     Net revenues for the First Quarter of Fiscal 1999, decreased approximately $.5 million (1%) from the comparable prior year period. Included in net revenues for the First Quarter of Fiscal 1998 were sales from the Company's former Wright-Bernet, Cleaning Specialty and leg hold trap businesses, which contributed approximately $5.8 million in net revenues reported in the First Quarter of Fiscal 1998. Excluding these businesses, net revenues increased approximately $5.4 million (8.7%). Included in kitchenware revenues for the First Quarter of Fiscal 1999 were $2.2 million of cutlery and flatware sold under the Regent Sheffield(R) and Wiltshire(R) brand names. The North American rights to those brand names were licensed by the Company in May 1998. Excluding these sales, the Company's net revenues for its kitchenware products declined $3.0 million (13%) from the prior year period. This decline was principally due to price reduction in low-end commodity products in response to competitive pressure and the benefit received in the First Quarter of Fiscal 1998 from the initial stocking shipments to a major customer for a plan-o-gram change. This decline was partially offset by continued growth of recently introduced cookware products. The net revenues for the Company's bakeware products increased from the prior year period primarily due to new products including those sold under the Farberware(R) brand name and distribution gains. The growth in net revenues of the Company's pest control and small animal care and control products was due to the continued strong rodent season resulting from favorable weather patterns. The increase in sales of the Company's pet products was principally due to new products and increased distribution with major customers.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT

     The Company's gross profit margin for the First Quarter of Fiscal 1999 declined from 30.1% in the comparable prior year period to 28.7%. The decline was primarily due to reduced selling prices of kitchenware products as previously noted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses for the First Quarter of 1999 were reduced by a $1 million reserve reversal related to post-employment benefits, but remained unchanged from the prior year's level. Excluding the effect of the reserve reversal selling, general and administrative expense increased $1 million from the prior year period. The increase was principally due to the costs associated with the increase in net revenues of the Company's pet products, adverse effect of foreign currency rates for the Company's operations in the United Kingdom and costs associated with the introduction of premium line of dog food sold under the VITARX(R) brand name.

NET INTEREST EXPENSE

     Net interest expense decreased from $3.4 million for the First Quarter of Fiscal 1998 to $3.3 million for the First Quarter of Fiscal 1999. The decrease was primarily due to lower average borrowings.


LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter of Fiscal 1999, the Company used a portion of cash on hand at January 3, 1999, collection by the Company of its year-end accounts receivable balance and borrowings of approximately $11.6 million under the Company's revolving credit facility to fund operations, to prepay $7.8 million on the Term Loan and to fund capital expenditures of approximately $3.0 million.

     At April 4, 1999, $29.8 million was available for general corporate purposes under the Company's credit facility, less approximately $11.6 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

     Inventories increased from $75.8 million at January 3, 1999 to $78.9 million at April 4, 1999. The seasonal nature of the Company's business was the primary reason for the increased inventory levels. Accounts receivable declined from $59.8 million at January 3, 1999 to $43.9 million at April 4, 1999. This decline was also due to the seasonality of the Company's business.

     On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of April 4, 1999, was approximately $1.6 million.

YEAR 2000 DATE CONVERSION

     The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. Without corrective measures, this issue could cause computer applications to fail or to create erroneous results. Incomplete or untimely resolution of the Year 2000 issue by the Company or by its key vendors, customers, suppliers or by other third parties could have a material adverse effect on the Company's business, operations or financial condition in the future.

     Beginning in September 1997 as part of a larger company-wide enhancement program (more fully described below), the Company reviewed its infrastructure, including its computer equipment, software and systems ("IT Systems") which could be affected by the Year 2000 issue. To date, the Company has completed the solutions implementation and testing phase for 60% of all critical IT Systems and anticipates that the solutions implementation and testing for the remaining 40% will be completed by the end of the Third Quarter of Fiscal 1999. Solutions implementation and testing for all non-critical IT Systems are likewise scheduled for completion by the end of the Third Quarter of Fiscal 1999. The Company's Year 2000 compliance initiatives ("Year 2000 Project") also include a review of the embedded chip technology contained in its non-IT Systems, such as buildings, plant, equipment and other infrastructure. This review is presently in process, and the Company anticipates completion of the review during the Second Quarter of Fiscal 1999. In addition, the Company has commenced a formal communication program with its key vendors, customers, suppliers and other third parties to determine the status of their Year 2000 compliance programs and to assess the likelihood and potential impact on the Company of non-compliance by any such party. Based on the results of the Company's Year 2000 Project, the Company will develop contingency plans during the Third Quarter of Fiscal 1999 to mitigate the major effects of any anticipated disruptions.

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

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 DATE CONVERSION (CONTINUED)

Based on currently available information, the Company estimates the cost of the entire Enhancement Program, including the Year 2000 Project, to be $2.5 million. To date, the Company has expended $1.5 million of the estimated project costs of which $600,000 was spent during the First Quarter of Fiscal 1999, and estimates that the remaining $1.0 million will be expended by December 31, 1999. The Company's Enhancement Program costs are funded through cash from operations and borrowings under the Company's credit facility.

     Based on currently available information, the Company expects that all phases of its Year 2000 Project will be completed by the end of the Third Quarter of Fiscal 1999. With the completed and planned Year 2000 Project modifications to its IT Systems and non-IT Systems, the Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties upon which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties, will be converted on a timely basis. If the Company's Year 2000 Project does not achieve the desired results or is not completed in a timely manner or if the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in the normal business activities of purchasing, manufacturing or delivering its products, which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some disruption in the Company's business may be likely as a result of Year 2000 failures by third parties, the Company is not able at this time to ascertain the extent of any such disruption. However, a more thorough third party assessment and appropriate contingency planning will be completed by the end of the Third Quarter of Fiscal 1999.

     The Company has not yet completed the evaluation of its most reasonably likely worst case Year 2000 scenario, nor has the Company completed its contingency planning with respect to the Year 2000. The Company intends to complete both its evaluation and contingency planning during fiscal 1999.

     The dates on which the Company believes it will complete its Year 2000 Project modifications and initiatives and the anticipated project costs are based on management's best estimates. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated. In addition to the Company's reliance on third parties to remediate their own Year 2000 issues, specific factors that might cause such material differences include, but are not limited to, the continued availability and cost of trained personnel and the ability to locate and correct all relevant computer codes.

INFLATION

     Inflation in general was not considered to be a significant factor in the Company's operations during the periods discussed above.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products and the cost associated with those introductions; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; the timely implementation by the Company of its plan to prepare its computer systems for the year 2000 and timely conversion by other parties on which the Company's business relies; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.


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

     In the ordinary course of business, the Company is exposed to interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of the debt, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point increase in interest rates may decrease the fair market value of the Company's $125 million, 9.25%, fixed rate Senior Notes by approximately $5.8 million. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at April 4, 1999 under the Company's variable rate bank credit facilities for a one-percentage point change in interest rates would be $150,000. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



MARKET RISK (CONTINUED)

     The Company manufactures products in the United States and also sources products, principally from third parties in the Far East under U.S. dollar contracts. The Company has sales subsidiaries in Canada and the United Kingdom. The Company's earnings and cash flow are subject to fluctuations due to exchange rate variation. The Company's third party export sales are in the currency of the Company's selling entity. The Company does not hedge its foreign currency exposure arising from intercompany receivables and payable transactions with its foreign subsidiaries. A 10% change in the Canadian and British exchange rates based upon the U.S. dollar liabilities of the Company's Canadian and United Kingdom subsidiaries at April 4, 1999 could affect the Company's pre-tax earnings for a one year period by $700,000 and $1 million, respectively. Due to the diversity of the Company's product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.


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

ENVIRONMENTAL REGULATION AND CLAIMS

     From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of such matters. While the Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity, the Company is aware that at its facilities in Massillon and Hamilton, Ohio; Chicago, Illinois and Lititz, Pennsylvania; and at the previously owned facilities in Hudson, New Hampshire; and Easthampton, Massachusetts, hazardous substances, oil or both have been detected and that additional investigation will be, and remedial action will or may be, required at such facilities. Operations at these and other facilities currently or previously owned or leased by the Company utilize, or in the past have utilized, hazardous substances. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



ENVIRONMENTAL REGULATION AND CLAIMS (CONTINUED)

     On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of April 4, 1999, was approximately $1.6 million.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBIT NO.         DESCRIPTION
-----------         -----------
27                  Financial Data Schedule

                                    SIGNATURE









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     EKCO GROUP, INC.
                                                     ----------------
                                                       (Registrant)






Date:  MAY 19, 1999                         By:  /S/ DONATO A. DENOVELLIS
       --------------------                      ------------------------
                                                 Donato A. DeNovellis
                                                 Executive Vice President,
                                                 Finance and Administration, and
                                                 Chief Financial Officer

                      INDEX TO EXHIBIT FILED WITH FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999





EXHIBIT NO.                DESCRIPTION
-----------                -----------

27                         FINANCIAL DATA SCHEDULE