Form 10-Q
period 1999-07-04
EKCO GROUP INC /DE/
filed 1999-08-18
CIK 18827

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For quarterly period ended JULY 4, 1999
                                                ------------

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


           98 SPIT BROOK ROAD, SUITE 102, NASHUA, NEW HAMPSHIRE 03062
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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


As of August 9, 1999, there were issued and outstanding 19,159,871 shares of common stock of the registrant.

                                     ITEM I

ITEM 1. FINANCIAL STATEMENTS

                        EKCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     JULY 4,       JANUARY 3,
                                                                      1999            1999
                                                                    --------       ----------
                                                                   (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                        $    611        $  1,179
   Accounts receivable, net                                           38,597          59,773
   Inventories                                                        88,434          75,751
   Other current assets                                               14,558          13,053
   Deferred income taxes                                               7,370           7,370
                                                                    --------        --------
           Total current assets                                      149,570         157,126

Property and equipment, net                                           40,162          38,887
Other assets                                                           7,605           7,960
Excess of cost over fair value of net assets
   acquired, net                                                     112,407         114,267
                                                                    --------        --------
           Total assets                                             $309,744        $318,240
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion long-term obligations                            $    687        $  1,750
   Accounts payable                                                   12,638          18,132
   Accrued expenses                                                   26,158          33,542
   Income taxes                                                          137           5,665
                                                                    --------        --------
            Total current liabilities                                 39,620          59,089
                                                                    --------        --------

Long-term obligations, less current portion                          153,005         136,136
                                                                    --------        --------
Other long-term liabilities                                            7,951          10,333
                                                                    --------        --------
Series B ESOP Convertible Preferred Stock, net;
   outstanding 932 shares and 1,073 shares,
   respectively, redeemable at $3.61 per share                         3,359           3,868
                                                                    --------        --------
Commitments and contingencies                                             --              --
Minority interest                                                        490             490
                                                                    --------        --------

Stockholders' equity
   Common stock, $.01 par value; outstanding
     19,160 shares and 19,065 shares,
     respectively                                                        192             191
   Capital in excess of par value                                    110,453         110,152
   Retained earnings (deficit)                                        (2,910)            733
   Unearned compensation                                                (436)           (485)
   Accumulated other comprehensive income (loss)                      (1,980)         (2,267)
                                                                    --------        --------
                                                                     105,319         108,324
                                                                    --------        --------

           Total liabilities and stockholders' equity               $309,744        $318,240
                                                                    ========        ========


The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 4, 1999 AND JUNE 28, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     ------------------------          --------------------------
                                                      1999             1998              1999              1998
                                                     -------          -------          --------          --------

Net revenues                                         $61,204          $70,955          $128,133          $138,371
                                                     -------          -------          --------          --------

Costs and expenses
      Cost of sales                                   44,076           49,019            91,770            96,141
      Selling, general and administrative             18,078           16,542            35,194            33,656
      Amortization of excess of cost over
        fair value                                       887            1,055             1,776             2,109
                                                     -------          -------          --------          --------
                                                      63,041           66,616           128,740           131,906
                                                     -------          -------          --------          --------
Income (loss) before interest and income taxes        (1,837)           4,339              (607)            6,465
                                                     -------          -------          --------          --------

Net interest
      Interest expense                                 3,430            3,645             6,697             7,081
      Investment income                                  (14)             (79)              (29)             (134)
                                                     -------          -------          --------          --------
                                                       3,416            3,566             6,668             6,947
                                                     -------          -------          --------          --------
Income (loss) from operations before
      income taxes                                    (5,253)             773            (7,275)             (482)

Income tax expense (benefit)                          (2,641)             377            (3,632)             (233)
                                                     -------          -------          --------          --------

Net income (loss)                                    $(2,612)         $   396          $ (3,643)         $   (249)
                                                     =======          =======          ========          ========

Earnings (loss) per common share:
      Basic                                          $ (0.14)         $  0.02          $  (0.19)         $  (0.01)
                                                     =======          =======          ========          ========
      Diluted                                        $ (0.14)         $  0.02          $  (0.19)         $  (0.01)
                                                     =======          =======          ========          ========

Weighted average number of shares used in
      computation of per share data:
      Basic                                           19,133           19,286            19,108            19,201
                                                     =======          =======          ========          ========
      Diluted                                         19,133           21,259            19,108            19,201
                                                     =======          =======          ========          ========





The accompanying notes are an integral part of the financial statements.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 4, 1999 AND JUNE 28, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  1999            1998
                                                                                --------        --------
Cash flows from operating activities
    Net loss                                                                    $ (3,643)       $   (249)
    Adjustments to reconcile net income to net cash
     provided by (used in) operations
         Depreciation                                                              3,745           3,866
         Amortization of excess of cost over fair value                            1,776           2,109
         Amortization of deferred finance costs                                      307             329
         Other amortization                                                        2,812           2,294
         Other                                                                       189            (247)
         Changes in certain assets and liabilities, net of effects from acquisition of business, affecting cash provided by (used in)
          operations
              Accounts receivable                                                 20,851           2,131
              Inventories                                                        (12,622)         (6,191)
              Prepaid marketing costs                                             (3,403)         (2,034)
              Other assets                                                          (989)          1,085
              Accounts payable and accrued expenses                              (14,642)         (5,430)
              Income taxes payable                                                (5,531)           (714)
                                                                                --------        --------
      Net cash used in operations                                                (11,150)         (3,051)
                                                                                --------        --------
Cash flows from investing activities
    Proceeds from sale of property and equipment                                     398              65
    Capital expenditures for operations                                           (5,344)         (5,224)
    Acquisition of businesses                                                         --         (26,935)
                                                                                --------        --------
              Net cash provided by (used in) investing activities                 (4,946)        (32,094)
                                                                                --------        --------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations                               23,706          30,166
    Payment of long-term obligations                                              (8,344)         (9,330)
    Other                                                                            158             548
                                                                                --------        --------
              Net cash provided by financing activities                           15,520          21,384
Effect of exchange rate changes on cash                                                8              20
                                                                                --------        --------
Net decrease in cash and cash equivalents                                           (568)        (13,741)
Cash and cash equivalents at beginning of year                                     1,179          14,565
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $    611        $    824
                                                                                ========        ========

Cash paid during the period for
         Interest                                                               $  6,297        $  6,657
         Income taxes                                                              1,987             481

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

(2)      ACCOUNTS RECEIVABLE, NET

         Accounts receivable consisted of the following:

                                                         JULY 4, 1999   JANUARY 3, 1999
                                                         ------------   ---------------
                                                              (AMOUNTS IN THOUSANDS)

         Accounts receivable                                $39,074          $60,416
         Allowance for doubtful accounts                       (477)            (643)
                                                            -------          -------
                                                            $38,597          $59,773
                                                            =======          =======

(3)      INVENTORIES

         The components of inventory were as follows:

                                                         JULY 4, 1999   JANUARY 3, 1999
                                                         ------------   ---------------
                                                              (AMOUNTS IN THOUSANDS)

         Raw materials                                      $ 8,047          $11,279
         Work in process                                      5,795            3,465
         Finished goods                                      74,592           61,007
                                                            -------          -------
                                                            $88,434          $75,751
                                                            =======          =======

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(4)      PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                         JULY 4, 1999   JANUARY 3, 1999
                                                         ------------   ---------------
                                                              (AMOUNTS IN THOUSANDS)

         Property and equipment at cost
           Land, buildings and improvements                $ 18,087         $ 17,489
           Equipment, factory and other                      69,734           66,483
                                                           --------         --------
                                                             87,821           83,972
         Less accumulated depreciation                      (47,659)         (45,085)
                                                           --------         --------
                                                           $ 40,162         $ 38,887
                                                           ========         ========


(5)      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET

         Excess of cost over fair value of net assets acquired is net of accumulated amortization of $36,018 and $34,242 as of July 4, 1999 and January 3, 1999, respectively.

(6)      LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

                                                         JULY 4, 1999   JANUARY 3, 1999
                                                         ------------   ---------------
                                                              (AMOUNTS IN THOUSANDS)

         Term loan                                         $    369         $  8,571
         Credit Facility                                     26,456            2,750
         9.25% Senior Notes, due 2006
           (net of unamortized discount
           of $597 and $641, respectively)                  124,403          124,359
         Other                                                2,464            2,206
                                                           --------         --------
                                                            153,692          137,886
         Less current portion                                   687            1,750
                                                           --------         --------
                                                           $153,005         $136,136
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

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(7)      INCOME TAXES

         The Company's effective tax rate fluctuates significantly from the statutory rate due to the impact of goodwill amortization, which is not deductible for tax purposes. The Company's effective tax rate for the periods presented was between 48% to 50%.

(8)      COMMON STOCK, $.01 PAR VALUE

         Share information regarding common stock consisted of the following:

                                                JULY 4, 1999   JANUARY 3, 1999
                                                ------------   ---------------
                                                     (AMOUNTS IN THOUSANDS)

         Authorized shares                         60,000           60,000
                                                   ======           ======

         Shares issued                             29,184           29,072
         Shares held in treasury                   10,024           10,007
                                                   ------           ------
                                                   19,160           19,065
                                                   ======           ======

(9)      EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is based upon the weighted average common stock outstanding during each period. Diluted earnings (loss) per common share is based upon the weighted average of common stock and dilutive common stock equivalent shares outstanding during each period, including Series B ESOP Convertible Preferred Stock. The weighted average number of shares used in computation of diluted loss per share consisted of the following for the periods presented:

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JULY 4,        JUNE 28,        JULY 4,        JUNE 28,
                                                               1999            1998           1999            1998
                                                            ---------        --------      ---------        --------
                                                                              (AMOUNTS IN THOUSANDS)

         Weighted average shares of common
            stock outstanding during the
            period                                             19,133         19,286          19,108          19,201
         Series B ESOP Convertible Preferred                    anti-                          anti-           anti-
            Stock                                            dilutive           1,247       dilutive        dilutive
         Weighted average common equivalent
            shares due to stock options and                     anti-                          anti-           anti-
            warrants                                         dilutive             726       dilutive        dilutive
                                                            ---------        -------       ---------        --------
                                                               19,133         21,259          19,108          19,201
                                                            =========        =======       =========        ========

         Net earnings (loss) used in determining
            per share amount
            Basic                                           $  (2,612)       $   396       $  (3,643)       $   (249)
                                                            =========        =======       =========        ========
            Diluted                                         $  (2,612)       $   396       $  (3,643)       $   (249)
                                                            =========        =======       =========        ========

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(10)     COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three and six months ended July 4, 1999 and June 28, 1998, respectively, was as follows:

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JULY 4,        JUNE 28,        JULY 4,        JUNE 28,
                                                      1999            1998           1999            1998
                                                   ---------        --------      ---------        --------
                                                                     (AMOUNTS IN THOUSANDS)

Net income (loss)                                   $(2,612)          $ 396        $(3,643)          $(249)
                                                    -------           -----        -------           -----
Other comprehensive income (loss):
      Foreign currency translation adjustment           211            (171)           287            (135)
      Pension liability adjustment                       --              --             --               1
                                                    -------           -----        -------           -----
                                                        211            (171)           287            (134)
                                                    -------           -----        -------           -----
Comprehensive income (loss)                         $(2,401)          $ 225        $(3,356)          $(383)
                                                    =======           =====        =======           =====

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

(AMOUNTS IN THOUSANDS)                       PEST CONTROL
                                            & SMALL ANIMAL
                              HOUSEWARES      CARE CONTROL      PET
                               PRODUCTS         PRODUCTS      PRODUCTS      OTHER        TOTAL
                              ----------    --------------    --------     -------     --------
THREE MONTHS
ENDED JULY 4, 1999
------------------
External net revenues          $ 36,639         $10,070        $ 7,648     $ 6,847     $ 61,204
Segment profit                   (1,802)          1,178            824      (1,150)        (950)

THREE MONTHS
ENDED JUNE 28, 1998
-------------------
External net revenues          $ 44,658         $ 9,153        $ 8,084     $ 9,060     $ 70,955
Segment profit                    2,000           1,232          2,022         140        5,394

SIX MONTHS
ENDED JULY 4, 1999
------------------
External net revenues          $ 77,582         $20,055        $15,703     $14,793     $128,133
Segment profit                   (2,094)          2,227          2,266      (1,230)       1,169
Total assets                    214,648          31,281         36,314      27,501      309,744

SIX MONTHS
ENDED JUNE 28, 1998
-------------------
External net revenues          $ 90,799         $17,317        $13,840     $16,415     $138,371
Segment profit                    3,649           2,037          3,150        (262)       8,574
Total assets                    236,681          30,284         35,645      25,377      327,987

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

           On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of July 4, 1999, was approximately $1.4 million.

                        EKCO GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(13)       SUBSEQUENT EVENTS

     On August 5, 1999, the Company entered into a definitive merger agreement with CCPC Acquisition Corp. ("CCPC") and its wholly-owned subsidiary EG Two Acquisition Corp., both of which are affiliates of Borden, Inc., pursuant to which CCPC (the parent of Corning Consumer Products Company) has agreed to acquire the Company for $7.00 per share in a cash transaction valued at approximately $300 million, including the assumption of debt. A clarifying amendment was executed by the parties as of August 10, 1999. The agreement, as amended, is hereinafter referred to as the "Agreement". The Agreement provides for an all-cash tender offer by CCPC for all of the Company's outstanding common stock and Series B ESOP Convertible Preferred Stock to commence within five business days of August 5, 1999. The Agreement has been approved by the Company's Board of Directors. The tender offer is expected to close by September 8, 1999, unless extended, and is subject to the valid tender of at least a majority of the Company's outstanding common stock on a fully diluted basis, and to customary government filings and other customary conditions. The tender offer is to be followed by a merger of EG Two Acquisition Co. (a subsidiary of CCPC) with and into the Company, with the Company as the surviving corporation.

     On August 12, 1999, the Company announced that it commenced a tender offer and consent solicitation for all of its outstanding $125 million 9 1/4% Series B Senior Notes due 2006 (the "Notes"). The tender offer and consent solicitation are subject to the terms and conditions in the Offer to Purchase and Consent Solicitation Statement dated August 13, 1999. The tender offer will expire on Monday, September 13, 1999, unless extended. The consent solicitation will expire on the solicitation expiration date, which is one business day after the later of Friday, August 27, 1999 and the first date that the Company receives the requisite consents.

     The total consideration offered in the tender offer and the consent solicitation will be equal to an amount based on the yield to the earliest redemption date using a fixed spread of 50 basis points over the bid side yield on the 6 3/8% U.S. Treasury Note due March 31, 2001 on the second business day immediately preceding the scheduled expiration date of the offer.

     The Company is also seeking consents from the registered holders of the Notes to certain proposed amendments to the Indenture relating to the Notes. Holders will be required to tender their Notes in order to consent to the proposed amendments, and Holders will be required to consent to the proposed amendments in order to tender. If all the conditions are satisfied, Holders who deliver consents on or prior to the solicitation expiration date will receive a consent payment of $30 per $1,000 principal amount of Notes. The total consideration for timely tender and consent includes the $30 consent payment. Holders who tender their Notes after the solicitation expiration date will receive the total consideration minus the consent payment.

     Neither the consummation of the tender offer for the Notes nor the consent solicitation is a condition to any of the transactions contemplated by the Agreement, including the tender offer for the Company's outstanding common stock. However, the consummation of the equity tender offer contemplated by the Agreement is a condition to the consummation of the tender offer for the Notes.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following discussion and analysis of the consolidated results of operations for the thirteen week periods ended July 4, 1999 (the "Second Quarter of Fiscal 1999") and June 28, 1998 (the "Second Quarter of Fiscal 1998") and for the twenty six week periods ended July 4, 1999 (the "First Half of Fiscal 1999") and June 28, 1998 (the "First Half of Fiscal 1998") and the financial condition at July 4, 1999 should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto. Because of the seasonality of the Company's revenues, which have historically been concentrated in the second half of its fiscal year, the results of operations and the balance sheet for, or as of, the end of any interim period may not be indicative of either a full year's operations or the financial condition of the Company at the end of any fiscal year.

NET REVENUES

Net revenues by product category were as follows:

                                             SECOND QUARTER                  FIRST HALF
                                         ---------------------        ------------------------
                                           1999          1998           1999            1998
                                         -------       -------        --------        --------
                                                        (AMOUNTS IN THOUSANDS)

Bakeware                                 $13,240       $13,878         $32,661        $ 31,711
Kitchenware                               23,037        25,822          44,663          48,195
Cleaning products                          6,685        13,554          14,013          26,428
Pest control and small animal
  care and control products               10,594         9,617          21,093          18,197
Pet products                               7,648         8,084          15,703          13,840
                                         -------       -------        --------        --------
                                         $61,204       $70,955        $128,133        $138,371
                                         =======       =======        ========        ========

         Net revenues for the Second Quarter and First Half of Fiscal 1999, decreased approximately $9.8 million (13.7%) and $10.2 million (7.4%) from the comparable prior year periods, respectively. Included in net revenues for Fiscal 1998 periods were sales from the Company's former Wright-Bernet, Cleaning Specialty and leg hold trap businesses, which contributed approximately $6.9 million in net revenues reported in the Second Quarter of Fiscal 1998 and $12.8 million in the First Half of Fiscal 1998. Excluding these businesses, net revenues decreased for the Second Quarter of Fiscal 1999 approximately $2.8 million (4.4%) from the Second Quarter of 1998, while net revenues for the First Half of Fiscal 1999 increased $2.5 million (2.0%) from the comparable prior year period. The decrease in net revenues for the Second Quarter was principally due to soft retail sales in the markets served by the Company's United Kingdom subsidiary and export operations. Included in kitchenware revenues for the First Quarter of Fiscal 1999 were $2.2 million of cutlery and flatware sold under the Regent Sheffield(R) and Wiltshire(R) brand names. The North American rights to those brand names were licensed by the Company in May 1998.

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT

     The gross profit margin for the Second Quarter and First Half of Fiscal 1999 was 28.0% and 28.4%, respectively. For the Second Quarter and First Half of Fiscal 1998, the gross profit margin was 30.9% and 30.5%, respectively. The decline in gross profit margin was primarily due to reduced selling prices in response to competitive pressure principally relating to the Company's kitchenware products, unabsorbed manufacturing costs due to a shortfall in planned volumes and sales of discontinued products at reduced prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

           Selling, general and administrative expenses for the Second Quarter of 1999 increased approximately $1.5 million (9.3%) from the comparable prior year periods. During the First Quarter of 1999, a $1 million reserve reversal related to post-employment benefits was recorded by the Company. Excluding the effect of the reserve reversal, selling, general and administrative expense for the First Half of Fiscal 1999 increased $2.5 million (7.5%) from the comparable prior year period. The increase was principally due to the costs associated with the Company-wide enhancement program for information systems, cost associated with Year 2000 compliance initiatives, adverse effect of foreign currency rates for the Company's operations in the United Kingdom, and costs associated with the introduction of a premium line of dog food sold by its Aspen Pet Products subsidiary under the VITARX(TM) brand name.

NET INTEREST EXPENSE

           Net interest expense decreased from $3.6 million and $6.9 million for the Second Quarter and First Half of Fiscal 1998, respectively, to $3.4 million and $6.7 million for the Second Quarter and First Half of Fiscal 1999, respectively. The decrease was primarily due to lower average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

           During the First Quarter of Fiscal 1999, the Company used a portion of cash on hand at January 3, 1999 and collection by the Company of its year-end accounts receivable balance and borrowings of approximately $23.7 million under the Company's revolving credit facility to fund operations, to prepay $7.8 million on the Term Loan and to fund capital expenditures of approximately $5.3 million.

           At July 4, 1999, $29.8 million was available for general corporate purposes under the Company's credit facility, less approximately $11.6 million in outstanding letters of credit. The Company believes it has sufficient borrowing capacity to finance its ongoing operations for the foreseeable future. The Company, however, may require additional funds to finance acquisitions.

           Inventories increased from $75.8 million at January 3, 1999 to $88.4 million at July 4, 1999. The seasonal nature of the Company's business and lower than planned sales were the primary reasons for the increased inventory levels. Accounts receivable

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

declined from $59.8 million at January 3, 1999 to $38.6 million at July 4, 1999. This decline was also due to the seasonality of the Company's business.

           On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of July 4, 1999, was approximately $1.4 million.

     On August 5, 1999, the Company entered into a definitive merger agreement with CCPC Acquisition Corp. ("CCPC") and its wholly-owned subsidiary EG Two Acquisition Corp., both of which are affiliates of Borden, Inc., pursuant to which CCPC (the parent of Corning Consumer Products Company) has agreed to acquire the Company for $7.00 per share in a cash transaction valued at approximately $300 million, including the assumption of debt. A clarifying amendment was executed by the parties as of August 10, 1999. The agreement, as amended, is hereinafter referred to as the "Agreement". The Agreement provides for an all-cash tender offer by CCPC for all of the Company's outstanding common stock and Series B ESOP Convertible Preferred Stock to commence within five business days of August 5, 1999. The Agreement has been approved by the Company's Board of Directors. The tender offer is expected to close by September 8, 1999, unless extended, and is subject to the valid tender of at least a majority of the Company's outstanding common stock on a fully diluted basis, and to customary government filings and other customary conditions. The tender offer is to be followed by a merger of EG Two Acquisition Co. (a subsidiary of CCPC) with and into the Company, with the Company as the surviving corporation.

     On August 12, 1999, the Company announced that it commenced a tender offer and consent solicitation for all of its outstanding $125 million 9 1/4% Series B Senior Notes due 2006 (the "Notes"). The tender offer and consent solicitation are subject to the terms and conditions in the Offer to Purchase and Consent Solicitation Statement dated August 13, 1999. The tender offer will expire on Monday, September 13, 1999, unless extended. The consent solicitation will expire on the solicitation expiration date, which is one business day after the later of Friday, August 27, 1999 and the first date that the Company receives the requisite consents.

     The total consideration offered in the tender offer and the consent solicitation will be equal to an amount based on the yield to the earliest redemption date using a fixed spread of 50 basis points over the bid side yield on the 6 3/8% U.S. Treasury Note due March 31, 2001 on the second business day immediately preceding the scheduled expiration date of the offer.

     The Company is also seeking consents from the registered holders of the Notes to certain proposed amendments to the Indenture relating to the Notes. Holders will be required to tender their Notes in order to consent to the proposed amendments, and Holders will be required to consent to the proposed amendments in order to tender. If all the conditions are satisfied, Holders who deliver consents on or prior to the solicitation expiration date will receive a consent payment of $30 per $1,000 principal amount of Notes. The total consideration for timely tender and consent includes the $30 consent payment. Holders who tender their Notes after the solicitation expiration date will receive the total consideration minus the consent payment.

     Neither the consummation of the tender offer for the Notes nor the consent solicitation is a condition to any of the transactions contemplated by the Agreement, including the tender offer for the Company's outstanding common stock. However, the consummation of the equity tender offer contemplated by the Agreement is a condition to the consummation of the tender offer for the Notes.

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

           Beginning in September 1997 as part of a larger company-wide enhancement program (more fully described below), the Company reviewed its infrastructure, including its computer equipment, software and systems ("IT Systems") which could be affected by the Year 2000 issue. To date, the Company has completed the solutions implementation and testing phase for 80% of all critical IT Systems and anticipates that the solutions implementation and testing for the remaining 20% will be completed by the end of the Third Quarter of Fiscal 1999. Solutions implementation and testing for all non-critical IT Systems are likewise scheduled for completion by the end of the Third Quarter of Fiscal 1999. The Company's Year 2000 compliance initiatives ("Year 2000 Project") also include a review of the embedded chip technology contained in its non-IT Systems, such as

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


YEAR 2000 DATE CONVERSION (CONTINUED)

buildings, plant, equipment and other infrastructure. This review was successfully completed in the Second Quarter of Fiscal 1999. In addition, the Company has commenced a formal communication program with its key vendors, customers, suppliers and other third parties to determine the status of their Year 2000 compliance programs and to assess the likelihood and potential impact on the Company of non-compliance by any such party. Based on the results of the Company's Year 2000 Project, the Company will develop contingency plans during the Third Quarter of Fiscal 1999 to mitigate the major effects of any anticipated disruptions.

           The Company's Year 2000 Project is just one component of its larger company-wide program to enhance its IT Systems and non-IT Systems (the "Enhancement Program"). The Company engaged a software consulting firm to assist it with the Enhancement Program and is also utilizing internal and external resources to implement and test its IT Systems as part of the Year 2000 Project. Other components of the Company's Enhancement Program have not been delayed due to the Year 2000 Project and are in the process of being implemented. Based on currently available information, the Company estimates the cost of the entire Enhancement Program, including the Year 2000 Project, to be $2.5 million. To date, the Company has expended $1.8 million of the estimated project costs of which $900,000 was spent during the First Half of Fiscal 1999, and estimates that the remaining $700,000 will be expended by December 31, 1999. The Company's Enhancement Program costs are funded through cash from operations and borrowings under the Company's credit facility.

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


BUSINESS OUTLOOK

     This Quarterly Report, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the safe harbor provision of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the valid tender of at least a majority of the outstanding fully-diluted EKCO Group shares, the receipt of required government approvals and the satisfaction of the conditions set forth in the merger agreement; the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt documents; general economic conditions and conditions in the retail environment; the Company's dependence on a few large customers; price fluctuations in the raw materials used by the Company; competitive conditions in the Company's markets; the timely introduction of new products and the cost associated with those introductions; the impact of competitive products and pricing; certain assumptions related to consumer purchasing patterns; the seasonal nature of the Company's business; the timely implementation by the Company of its plan to prepare its computer systems for the year 2000 and timely conversion by other parties on which the Company's business relies; and the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's results may fluctuate, especially when measured on a quarterly basis. These forward-looking statements represent the Company's best estimate as of the date of this Form 10-Q. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.


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

     normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks include those risks inherent in doing business in any country, and those risks credit risk and legal risk are not included in the following discussion.

           In the ordinary course of business, the Company is exposed to interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of the debt, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point increase in interest rates may decrease the fair market value of the Company's $125 million, 9.25%, fixed rate Senior Notes by approximately $5.8 million. The pre-tax earnings and cash flow impact for one year based upon the amounts outstanding at July 4, 1999 under the Company's variable rate bank credit facilities for a one-percentage point change in interest rates would be $270,000. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions.

           The Company manufactures products in the United States and also sources products, principally from third parties in the Far East under U.S. dollar contracts. The Company has sales subsidiaries in Canada and the United Kingdom. The Company's earnings and cash flow are subject to fluctuations due to exchange rate variation. The Company's third party export sales are in the currency of the Company's selling entity. The Company does not hedge its foreign currency exposure arising from intercompany receivables and payable transactions with its foreign subsidiaries. A 10% change in the Canadian and British exchange rates based upon the U.S. dollar liabilities of the Company's Canadian and United Kingdom subsidiaries at July 4, 1999 could affect the Company's pre-tax earnings for a one year period by $1 million and $900,000, respectively. Due to the diversity of the Company's product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

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

           On April 2, 1999, EKCO Cleaning, Inc. ("EKCO Cleaning") completed the transfer of ownership of its former manufacturing facility in Easthampton, Massachusetts to a company which has taken full responsibility for environmental remediation actions at the facility. As consideration, EKCO Cleaning paid $500,000 at the April 1999 closing and signed a $400,000 non-interest-bearing promissory note guaranteed by the Company. These amounts were applied to the $2.5 million liability the Company had recorded at January 3, 1999 for EKCO Cleaning properties environmental issues. Consequently, no gain or loss resulted from the transaction. The liability recorded as of July 4, 1999, was approximately $1.4 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Stockholders held on May 25, 1999 in Boston, Massachusetts, each of the persons nominated for election as a director of the Company was elected by the votes shown below. Each director will hold office until the next annual meeting of stockholders and until his successor is duly chosen and qualified or until his earlier resignation or removal.

                                            NO. OF SHARES       NO. OF SHARES
                                           OF CAPITAL STOCK    OF CAPITAL STOCK
                                               VOTED FOR            WITHHELD
                                           ----------------    ----------------

           George W. Carmany, III             14,815,090           2,616,020
           Michael G. Frieze                  14,815,090           2,616,020
           Avram J. Goldberg                  14,815,090           2,616,020
           Kenneth J. Novack                  14,815,590           2,615,520
           Stuart B. Ross                     14,815,011           2,616,099
           Malcolm L. Sherman                 14,815,090           2,616,020
           Alan D. Solomont                   14,815,090           2,616,020
           Bill W. Sorenson                   14,814,909           2,616,200
           Herbert M. Stein                   14,814,599           2,615,511

                        EKCO GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


ITEM 5.  OTHER INFORMATION

MERGER AGREEMENT AMONG THE COMPANY, CCPC ACQUISITION CORP. AND EG TWO ACQUISITION CORP.

     On August 5, 1999, the Company entered into a definitive merger agreement with CCPC Acquisition Corp. ("CCPC") and its wholly-owned subsidiary EG Two Acquisition Corp., both of which are affiliates of Borden, Inc., pursuant to which CCPC (the parent of Corning Consumer Products Company) has agreed to acquire the Company for $7.00 per share in a cash transaction valued at approximately $300 million, including the assumption of debt. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" for a complete description of this transaction.

STOCKHOLDER PROPOSALS

           In order to be considered for inclusion in the proxy statement distributed to stockholders prior to the annual meeting of stockholders to be held in the year 2000, a stockholder proposal must be received by the Company no later than December 4, 1999 and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended. In order to be considered for presentation at the annual meeting of stockholders in the year 2000, although not included in the proxy statement, a stockholder proposal must comply with the requirements of the Company's by-laws and be received by the Company (i) with respect to a nomination for election as a director, by no later than March 25, 2000, and (ii) with respect to all other proposals, by no later than 60 days prior to the date of such meeting. Stockholder proposals should be delivered in writing to J. Jay Althoff, Secretary, EKCO Group, Inc., 98 Spit Brook Road, Suite 102, Nashua, New Hampshire 03062. A copy of the Company's by-laws may be obtained from the Company upon written request to Mr. Althoff.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           EXHIBIT NO.     DESCRIPTION
           -----------     -----------

             10.5(c) Amendment dated May 25, 1999 to EKCO Group, Inc. Employees' Stock Ownership Plan.

             10.19 Lease dated as of May 13, 1999 between Will Partners, LLC and EKCO Housewares, Inc. for real property located in Monee, Illinois.

             10.16(a) Second Amendment to Amended and Restated Credit Agreement dated as of July 1, 1999.

             27            Financial Data Schedule

(b)        REPORTS ON FORM 8-K:  REPORTS ON FORM 8-K: On June 23,
           1999, the registrant filed a report on Form 8-K as of June 21, 1999 to report under "Item 5. Other Events" the filing of a press release in which it announced (i) preliminary expectations for the second quarter ending July 4, 1999 and its current expectations for earnings per share for the full 1999 fiscal year, and (ii) the retention of Lehman Brothers by the registrant to assist the Board of Directors in exploring its strategic alternatives and ways to enhance shareholder value. On June 29, 1999, the registrant filed a report on Form 8-K to report under "Item 5. Other Events" the filing of a press release in which it announced that (i) the New York Stock Exchange will suspend trading in the registrant's common stock prior to the opening on July 26, 1999 and following such suspension the NYSE will apply to have such stock delisted, and (ii) the registrant is working with an alternate exchange to have its common stock listed on such exchange.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    EKCO GROUP, INC.
                                           -----------------------------------
                                                     (Registrant)



Date: August 18, 1999                      By: /S/ MALCOLM L. SHERMAN
      ------------------                       -------------------------------
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

                      INDEX TO EXHIBITS FILED WITH FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999



           EXHIBIT NO.     DESCRIPTION
           -----------     -----------

             10.5(c) Amendment dated May 25, 1999 to EKCO Group, Inc. Employees' Stock Ownership Plan.

             10.19 Lease dated as of May 13, 1999 between Will Partners, LLC and EKCO Housewares, Inc. for real property located in Monee, Illinois.

             10.16(a) Second Amendment to Amended and Restated Credit Agreement dated as of July 1, 1999.

             27            Financial Data Schedule